Form 10-Q
period 1996-06-30
ON TECHNOLOGY CORP
filed 1996-08-14
CIK 925288

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE   SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended 30 June 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________ to ________

Commission file number 0-26376

                           ON TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                         04-3162846
(State of incorporation)                    (IRS Employer Identification Number)


                              One Cambridge Center
                         Cambridge Massachusetts  02142
                                 (617) 374-1400

             (Address and telephone of principal executive offices)

                                  ___________

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    YES     X          NO
                         --------

11,000,985 shares of the registrant's Common stock, $0.01 par value, were outstanding as of July 31, 1996.


                     THIS DOCUMENT CONTAINS ______ PAGES.
                       THE EXHIBIT INDEX IS ON PAGE 20.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                           FORM 10-Q, June 30, 1996

               CONTENTS

Item Number                                                              Page
- - -------------                                                          --------

                        PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
                 Balance sheets:
                   June 30, 1996 and December 31, 1995                     3
                 Statements of operations:
                   Three and six months ended June 30, 1996 and 1995       4
                 Statements of cash flows:
                   Six months ended June 30, 1996 and 1995                 5
                 Notes to condensed consolidated financial statements      6

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    7-16


                          PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                17

Item 2.  Changes in Securities                                            17

Item 3.  Default Upon Senior Securities                                   17

Item 4.  Submission of Matters to a Vote of Security Holders              17

Item 5.  Other Information                                                18

Item 6.  Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                19

EXHIBIT INDEX                                                             20

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                  (unaudited)

                                             JUNE 30,      DECEMBER  31,
                                               1996             1995
                                               ----             ----
ASSETS
Current Assets:
Cash and cash equivalents                  $   25,460    $        33,338
Accounts receivable, net of allowance
 for doubtful accounts and sales
 returns of $1,055 and $605,
 respectively                                   7,749              6,377
Inventories, net                                3,367              2,834
Prepaid expenses and other current assets       1,874              1,374
                                           ----------    ---------------
     Total current assets                      38,450             43,923
                                           ----------    ---------------
Property and equipment, at cost:
Computers and equipment                         5,104              2,173
Equipment acquired under capital leases         3,895              3,804
Furniture and fixtures                            223                133
                                           ----------    ---------------
Less - Accumulated depreciation                 3,305              2,069
                                           ----------    ---------------
                                                5,917              4,041
                                           ----------    ---------------
Direct marketing costs                          2,164              1,554
Other assets and deposits                          98                127
Purchased intangibles, net of $1,398
 and $993 of accumulated
 amortization, respectively                     2,245                528
                                           ----------    ---------------
                                           $   48,874    $        50,173
                                           ==========    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease
 obligations                               $    1,139    $         1,143
Accounts payable                                4,631              3,392
Accrued expenses                                1,931              2,265
Reserve for distributor inventories               600                934
Deferred revenue                                  737                627
                                           ----------    ---------------
    Total current liabilities                   9,038              8,361
                                           ----------    ---------------
Capital lease obligations, net of
 current portion                                1,015              1,506
                                           ----------    ---------------

Stockholders' Equity:
Common stock, $.01 par value -
 Authorized - 20,000,000 shares Issued
 and outstanding - 10,993,400 shares
 and 10,180,024 shares, respectively              110                102
Additional paid in capital                     55,234             45,051
Accumulated deficit                           (16,169)            (4,493)
Accumulated deficit of S corporation             (354)              (354)
                                           ----------    ---------------
          Total stockholders' equity           38,821             40,306
                                           ----------    ---------------
                                           $   48,874    $        50,173
                                           ==========    ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                    THREE MONTHS                     SIX MONTHS
                                                   ENDED JUNE 30,                  ENDED JUNE 30,
                                                 1996            1995           1996             1995
                                                 ----            ----           ----             ----
Revenue:
- - ------
Net product revenue                        $     13,405    $    10,359    $     24,372    $      18,996
Other revenue                                       421            166             763              340
                                           ------------    -----------    ------------    -------------

       Total revenue                             13,826         10,525          25,135           19,336
                                           ------------    -----------    ------------    -------------
Operating expenses:
- - -----------------
Cost of product revenue                           2,520          1,975           5,290            3,694
Sales and marketing                               6,577          5,044          12,048            9,309
Research and development                          2,317          1,706           4,283            3,306
General and administrative                        1,142            731           2,089            1,475
Charge for purchased research
  and development                                   ---            ---          13,285              ---
                                           ------------    -----------    ------------    -------------
    Income  (loss) from operations                1,270          1,069         (11,860)           1,552
                                           ------------    -----------    ------------    -------------
Interest income (expense), net                      282            (26)            624              (52)
                                           ------------    -----------    ------------    -------------
    Income (loss) before provision
     for income taxes                             1,552          1,043         (11,236)           1,500
                                           ------------    -----------    ------------    -------------
Provision for income taxes                         (112)          (320)           (439)            (460)
                                           ------------    -----------    ------------    -------------
    Net income (loss) income               $      1,440    $       723    $    (11,675)   $       1,040
                                           ============    ===========    ============    =============


 Net income (loss) per share               $        .13    $       .09    $      (1.08)   $         .13
                                           ============    ===========    ============    =============


 Shares used in per share calculation        11,284,761      8,122,280      10,823,913        8,123,428
                                           ============    ===========    ============    =============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                 SIX MONTHS
                                               ENDED JUNE 30,
                                             -------------------
                                                  MARCH 31,
                                               1996        1995
                                             --------     ------
Cash Flows from Operating Activities
   Net  (Loss)  Income                     $ (11,675)   $ 1,040
Adjustments to reconcile net  (loss)
income to net cash provided by
operating activities
   Charge for purchased research and
   development                                13,285        ---
   Depreciation and amortization               1,641        753
   Increase in direct marketing costs           (609)      (391)
   Changes in assets and liabilities:
     Accounts receivable                      (1,324)      (239)
     Inventories                                (532)      (920)
     Prepaid expenses and other current
      assets                                    (500)      (900)
     Accounts payable                            839        418
     Accrued expenses                           (336)       947
     Reserve for distributor inventories        (334)      (285)
     Deferred revenue                             (7)        55
                                           ---------    -------
        Net cash provided by operating
         activities                              448        478
                                           ---------    -------

Cash Flows From Investing Activities
   Escrow receivable                             ---        625
   Change in other assets and deposits            30        ---
   Purchase of property and equipment, net    (2,898)      (234)
   Purchase of neTrend Corporation            (2,260)       ---
   Purchase of Leprechaun Software
    International, Ltd, net of cash
      acquired                                  (786)       ---
   Purchase of Technocom plc                  (1,963)       ---
                                           ---------    -------
        Net cash (used in) provided by
         investing activities                 (7,877)       391
                                           ---------    -------

Cash Flows From Financing Activities
   Exercise of stock options                     104         13
   Stock purchase through ESPP                    33        ---
   Principal repayments on obligation
    under capital lease                         (586)      (347)
                                           ---------    -------
        Net cash  used in financing
         activities                             (449)      (334)
                                           ---------    -------

Net (decrease) increase in cash and
 cash equivalents                             (7,878)       535
Cash and cash equivalents, beginning of
 period                                       33,338      2,798
                                           ---------    -------
Cash and cash equivalents, end of period   $  25,460    $ 3,333
                                           =========    =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

Cash paid for -
         Interest                          $     136    $   119


         Income taxes                      $   1,151    $   159
                                           =========    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, June 30, 1996
                (dollars in thousands, except per share amount)
                                  (unaudited)


1.  Interim Financial Statements
    ----------------------------

          The accompanying consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") without audit (except for the balance sheet information as of December 31, 1995) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form-10Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of June 30, 1996 and June 30, 1995, and results of operations for the three and six months ended June 30, 1996 and June 30, 1995. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K.

2.  Net Income (Loss) Per Common  and Common Equivalent Share
    ---------------------------------------------------------

          Net income (loss) per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period in accordance with the treasury stock method. The weighted average number of common shares assumes that all series of redeemable convertible preferred stock previously issued and outstanding had been converted to common stock as of the original issuance date.

3.  Direct Marketing Costs
    ----------------------

          The Company sells its products through various channels, including free trial direct marketing. The Company incurs substantial costs in advance of a free trial campaign, including the rental of mailing lists, postage and printing. In 1994, the Company began capitalizing such costs in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 93-7, Reporting on Advertising Costs. The Company amortizes such costs over a three month period, which approximates the period of expected revenues. The Company has recorded approximately $2,164 and $1,554 of capitalized direct marketing costs in the accompanying condensed consolidated balance sheets at June 30, 1996 and December 31, 1995, respectively.

4.  Subsequent Events
    -----------------

          In connection with a strategic reorganization and restructuring, ON expects to record a one-time, pre-tax restructuring and related inventory charge totaling $6.5 million to $7.5 million in the third quarter ending September 30, 1996. The restructuring charge includes facility consolidations and severance costs related to the reduction of approximately 100 people from the work force.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
    Management Discussion and Analysis of Financial Condition and Results of
                                   Operations
                            FORM 10-Q, June 30, 1996
                                  (unaudited)

OVERVIEW

          The Company develops, markets and supports communication and network management software, including client/server tools for group scheduling, e-mail, software metering, server auditing, anti-virus and firewall technology.

          The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain forward-looking statements. In particular, statements contained in this Form 10-Q that are not historical statements (including, but not limited to, statements concerning estimates of future revenues, operating expense levels and such operating expense levels relative to the Company's total revenues) constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    -------------------     --------------------
                                                    JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                      1996        1995        1996        1995
                                                      ----        ----        ----        ----
Revenue:
     Net product revenue                              97.0%       98.4%       97.0%       98.2%
     Other revenue                                     3.0%        1.6%        3.0%        1.8%
                                                      ----------------------------------------
       Total revenue                                   100%      100.0%        100%      100.0%
                                                      ----------------------------------------
Operating expenses:
     Cost of product revenue                          18.2%       18.8%       21.0%       19.1%
     Sales and marketing                              47.6%       47.9%       47.9%       48.1%
     Research and development                         16.8%       16.2%       17.0%       17.1%
     General and administrative                        8.3%        6.9%        8.3%        7.6%
     Charge for purchased R&D                          0.0%        0.0%       52.9%        0.0%
                                                      ----------------------------------------
Income (loss) from operations                          9.1%       10.2%      (47.1%)       8.1%
                                                      ----------------------------------------
Interest income (expense), net                         2.1%        (.3%)       2.5%        (.3%)
                                                      ----------------------------------------
Net income (loss) before provision for
 income taxes                                         11.2%        9.9%      (44.6%)       7.8%
                                                      ----------------------------------------
Provision for income taxes                             (.8%)      (3.0%)      (1.7%)      (2.4%)
                                                      ----------------------------------------
Net income (loss)                                     10.4%        6.9%      (46.3%)       5.4%
                                                      ========================================

          PRODUCT REVENUE. The Company's net product revenue is derived primarily from licensing of software products. Net product revenue also includes revenue from catalog sales of third party products and catalog advertising space. For the three months ended June 30, net product revenue increased $3.0 million (29.4%) from 1995 to 1996. For the six months ended June 30, net product revenue increased $5.4 million (28.3%) from 1995 to 1996. Both increases were primarily the result of the licensing of communications and network management software to new customers and to customers upgrading existing licenses.

          OTHER REVENUE. The Company's other revenue consists of rentals of portions of the Company's customer lists, royalties received in connection with licensing ON's software to third parties and maintenance revenue. For the three months ended June 30, other revenue increased $.3 million (153.6%) from 1995 to 1996. For the six months ended June 30, other revenue increased $.4 million (124.4%) from 1995 to 1996. This increase was primarily due to an increase in revenue generated from maintenance agreements.

          COST OF PRODUCT REVENUE. Cost of product revenue primarily consists of expenses associated with product documentation, production and fulfillment costs and royalty fees associated with internally developed products as well as products that are licensed from third party developers. In addition, cost of product revenue includes the cost of third party products resold through the Company's catalog, the cost of producing the catalog and amortization of purchased intangibles. For the three months ended June 30, cost of product revenue increased $.5 million (27.6%) from 1995 to 1996. For the six months ended June 30, cost of product revenue increased $1.6 million (43.2%) from 1995 to 1996. This increase was primarily due to a $.6 million inventory write down relating to acquisitions and an increase in product sales from 1995 to 1996. The product sales related increase was consistent as a percentage of total revenue from 1995 to 1996.

     SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation and benefits paid to sales and marketing personnel and the costs of direct mail and telemarketing campaigns including the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of administering the catalog operation, the costs of public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. For the three months ended June 30, sales and marketing expenses increased $1.5 million (30.4%) from 1995 to 1996. For the six months ended June 30, sales and marketing expenses increased $2.7 million (29.4%) from 1995 to 1996. These increases, however, were approximately the same as a percent of total revenue from 1995 to 1996. The increase for both periods were primarily the result of additional sales personnel required to support the growth in the customer base, the costs associated with our marketing efforts of existing products, the beginning of ON Technology UK Ltd's marketing programs in Europe, and the launch of our new firewall product. The Company anticipates that sales and marketing expense will continue to increase in absolute dollars as the Company continues to expand direct marketing efforts, but that sales and marketing expense will remain consistent or decrease as a percentage of total revenue.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and the provision of technical support. For the three months ended June 30, research and development expense increased by $.6 million (35.8%) from 1995 to 1996. For the six months ended June 30, research and development expense increased by $1.0 million (29.6%) from 1995 to 1996. The increase in absolute dollars was primarily related to the increase in the size of the product portfolio, the associated costs of product development, enhancements and maintenance, and the additional costs associated with our recent acquisition of neTrend, Inc. and Leprechaun Software International, Inc. The Company plans to continue to make significant investments in research and development.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation, executive support costs, accounting operations, planning, and business development operations. For the three months ended June 30, general and administrative expense increased $.4 million (56.2%) from 1995
to 1996.   For the six months ended June 30, general and administrative expense increased $.6 million (41.6%) from 1995 to 1996. The increase in absolute dollars reflects personnel growth and associated costs in general support areas including costs associated with our recent acquisition of the LAN software business from Technocom plc, resulting in a newly formed ON Technology UK Ltd, and the related expenses of administering that office. This increase is offset by greater efficiency in core administrative operations.

     CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT. In connection with the acquisitions of neTrend Corporation, Leprechaun Software International, Ltd. and the LAN Software business from Technocom plc during the three months ended March 31, 1996 and for the six months ended June 30, the Company allocated an aggregate of $13.3 million of the respective purchase prices to incomplete research and development projects. Accordingly, these costs were expensed as of the acquisition dates. This allocation represents the estimated fair value related to the incomplete projects as determined by an independent appraisal. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in these acquisitions has required, and will require, substantial additional development by the Company.

     INTEREST INCOME (EXPENSE). Interest income (expense) consists primarily of interest expense associated with equipment leases and interest income earned on cash and cash equivalents. For the three months ended June 30, interest income
increased $.3 million from 1995 to 1996.   For the six months ended June 30,
interest income increased $.7 million from 1995 to 1996. Both increases were the result of interest earned from proceeds received from the initial public offering of common stock in August of 1995.

     INCOME TAXES. The tax provision for the three months and six months ended June 30, 1996 and 1995, respectively, was calculated based upon the Company's expected 1996 and 1995 effective tax rates of 10.7% and 30.6%, respectively, giving benefit to available net operating loss carryforwards and research and development credits.

In connection with a strategic reorganization and restructuring, ON expects to record a one-time, pre-tax restructuring and related inventory charge totaling $6.5 million to $7.5 million in the third quarter ending September 30, 1996.



LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through cash flow from operations and public and private placements of capital stock. At June 30, 1995 and June 30, 1996, the Company had available cash and cash equivalents of $3.3 million and $25.5 million, respectively. The Company has an unused and available line of credit of $10.0 million with a commercial bank. The current line of credit agreement is on substantially the same terms and conditions as a line of credit agreement entered into by the Company with the same bank in 1994 except that the principal amount available under the line of credit has been increased from $5.0 million to $10.0 million. The Company can borrow under this line of credit up to the greater of $10.0 million or 80% of eligible accounts receivable, as defined in the line of credit agreement. Advances pursuant to the line of credit are secured by liens granted on the Company's accounts receivable. At June 30, 1996, the Company did not have an outstanding balance under the line of credit agreement.

Net cash provided by operating activities for the six months ended June 30, 1995 and June 30, 1996 was $.4 million for each of the six months. For the six months ended June 30, 1995, net cash provided by operating activities consisted primarily of net income of $1 million, a $.8 million increase in depreciation and amortization, and a $.9 million increase in accrued expenses. This was partially offset by a decrease in inventories of $.9 million and decrease in prepaid expenses of $.9 million. For the six months ended June 30, 1996, net cash provided by operating activities consisted primarily of a $13.3 million charge for purchased research and development, a $1.6 million increase in depreciation and amortization, and an $.8 million increase in accounts payable, partially off-set by a net loss of $(11.7) million.

Net cash provided by (used in) investing activities for the six months ended June 30, 1995 and June 30, 1996 was $.4 million and $(7.9) million, respectively. For the six months ended June 30, 1995, net cash used in investing activities consisted of escrow receivable of $.6 million, partially offset by increase in purchase of property and equipment of $.2 million. For the six months ended June 30, 1996, net cash used in investing activities consisted of acquisition related direct costs and the cash portion of the purchase price associated with the acquisitions of neTrend Corporation, Leprechaun Software International, Ltd, and Technocom plc of $2.2 million, $.8 million and $2.0 million, respectively. In addition, there were property and equipment purchases of $2.9 million.

Net cash used in financing activities for the six months ended June 30, 1995 and June 30, 1996 was $.3 million and $.4 million, respectively. For the six months ended June 30, 1995, net cash from financing activities consisted primarily of principal repayments on obligations under capital leases of $.3 million. For the six months ended June 30, 1996, net cash provided by financing activities consisted primarily of principal repayments on obligations under capital leases of $.6 million, offset by exercise of stock options of $.1 million.

     The Company believes that its existing cash balances, funds generated from operations, and available borrowings under its line of credit will be sufficient to finance the Company's operations for the next 12 months. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The risk factors discussed below, among other factors (including the accuracy of the Company's internal estimates of revenue and operating expense levels), may cause the Company's actual results to differ materially from the results stated in the forward-looking statements contained in this Form 10-Q. The following discussion of the Company's risk factors should be read in conjunction with the Company's financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


VARIABILITY OF QUARTERLY OPERATING RESULTS

     The Company's licensing activity and results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include, among other factors the volume and timing of new and repeat orders, the introduction or announcement of new products or product enhancements by ON or third parties, failure to ship trials, changes in response rates to the Company's mailings and telemarketing programs, interruption in the Company's overnight delivery, telephone or internal networks and databases, work stoppages, changes in product prices, changes in operating expenses, changes in product mix, increase in international sales as a percentage of total revenue, seasonality, trends in the computer industry, unavailability of product, potential software viruses and perceived threats thereof, customer order deferrals, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. While to date, the Company has not experienced any significant failure to ship trials, work stoppages or unavailability of products, there can be no assurance any of such events will not occur in the future. The occurrence of any such event could have a material adverse effect on the Company's business, financial condition or results of operations. Because of the nature of its distribution methods, the Company has virtually no backlog and generally cannot predict when users will license products. Historically, repeat orders have accounted for a significant portion of the Company's total revenue; however, there can be no assurance that the Company will be able to sustain current repeat order rates in the future. Furthermore, since the Company's cost of total revenue is relatively low and its operating expenses are relatively fixed, any revenue shortfall in a quarter will result in a substantially similar shortfall in net income. In addition, significant quarterly fluctuations in licensing activity will cause significant fluctuations in the Company's cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on the Company's balance sheet.

     The Company's business has experienced and is expected to continue to experience seasonality, due in part to customer buying patterns. In recent years, the Company generally has had greater demand for its products in the fourth quarter and has had weaker demand for its products during the first quarter. These fluctuations are caused primarily by customer budgeting and purchasing patterns. The Company believes this pattern will continue.

     The Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE

     The communications and network management software markets are characterized by rapid technological developments, changes in customer requirements, evolving industry standards and frequent new product introductions. The Company's future success will depend, in part, upon its ability to enhance its existing applications, develop and introduce new products that take advantage of technological advances, and respond promptly to new customer requirements and evolving industry standards. While the Company believes that it currently offers a broad product line in the communications and network management software markets, these markets are continuing to evolve and customer requirements are continuing to change. In response to these changes the Company believes that it will need to continue to expand its product offerings. The Company has identified a number of enhancements to its existing products offerings which it believes are important to its continued success in the communications and network management software markets, including products for Windows 95 and Windows NT and Internet-enabling products. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, enhancements to its existing products or new products, or that its new products will adequately address the changing needs of the marketplace. Failure by the Company in any of these areas could materially and adversely affect the Company's business, financial condition or results of operations. In addition, from time to time the Company or its competitors may announce new products with capabilities or technologies that could have a potential to replace or shorten the life cycles of the Company's existing products or render such products obsolete. There can be no assurance that announcements by the Company or its competitors of new products will not cause customers to defer purchasing the Company's existing products. In addition, there can be no assurance that future changes in DOS, Windows, NetWare or other popular operating systems would not result in incompatibility with the Company's products. The Company's failure to introduce new products on a timely basis that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on the Company's business, financial condition and results of operations.

     The e-mail marketplace has many competing and evolving standards. To be successful, an e-mail product should be able to exchange messages with systems using several of these standards. Because there are so many protocols, the Company directs significant resources to some standards and invests little or none in other protocols. There can be no assurance that the Company will make commercially successful decisions in the allocation of its resources to support particular standards, or that the Company will be able to keep pace with the rapid evolution of these standards. Although the Company is not aware of any other standards that are currently being proposed by industry groups, the Company believes that such standards will continue to be promulgated as the communications and network management software markets develop.

COMPETITIVE RISKS

     The market for the Company's products is highly competitive, and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting the market for its products include performance, functionality, ease of use, ease of installation, quality, customer support, breadth or product line, speed of product delivery, frequency of upgrades and updates, brand name recognition, company reputation and price. Certain of the criteria upon which the performance and quality of the Company's communications and network management software compete include speed of response, ease of use, ease of installation, interoperability with other messaging systems and simplicity of administration. The Company believes that it generally competes favorably with respect to each of these factors; however, there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors. Certain of the Company's competitors have been in the market longer than the Company, and other competitors are larger and may have greater name recognition that the Company. As is the case in many segments of the software industry, the Company may encounter increasing price competition in the future. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which could adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will continue to compete effectively against existing and potential competitors in the communications and network management software markets, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company. In addition, there can be no assurance that software vendors who currently use traditional distribution methods will not be in the future decide to compete more directly with the Company by utilizing free trial marketing. See "--Risks Associated with Free Trial Marketing."

     Both the communications software market and the network management software market are highly fragmented, with products offered by many vendors. In the e-mail market, the Company competes with offerings from software, shareware and freeware developers. Shareware is software that is made available electronically on bulletin boards systems. Shareware users are encouraged to evaluate the software for a short period of time and then either cease using it or pay a license fee. In the group scheduling market, the Company also competes with personal information manager products ("PIMs") that have been enhanced to include some group scheduling features. Certain competitors have in the past bundled communications and network management software with their operating system products or software application suite offerings and have publicly announced, or the Company believes are likely to provide, such bundles with future offerings. There can be no assurance that the Company can continue to compete effectively against communications software which is included free with the operating system, as these bundled products are improved in the future. In addition, the trend toward enterprise-wide communications software solutions may result in a consolidation of the communications software market around a smaller number of vendors who are able to provide all of the necessary software and support capabilities.

     Historically, the Company's international revenue has been generated primarily through independent distributors in Europe, Australia, Israel, South Africa and South America, certain of which are bound by contracts with the Company but which generally do not represent the Company exclusively. The competitive environment for communications software tools internationally is similar to that in North America. The Company has only recently begun to compete in Asian markets, which have significantly lagged behind North America and Europe in their adoption of LAN technology. There can be no assurance that the Company will be able to continue to compete successfully in international markets.

     The widespread inclusion of the functionality of the Company's products as standard features of operating systems software could render the Company's products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of the Company's products. If the Company were unable to develop new communications and network management software to further enhance operating systems and to replace successfully any obsolete products, the Company's business, financial condition and results of operations would be materially and adversely affected.

RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT

     The Company has in the past experienced delays in software development, and there can be no assurance that it will not experience further delays in connection with its current or future product development activities. The Company puts all of its products through alpha and beta test cycles and makes significant efforts to debug all products before commercial release. The Company makes well-marked alpha and beta versions of its software available for evaluation and testing and solicits and responds to input from evaluators. However, there can be no assurance that the Company's products will not contain undetected errors or version compatibility issues, particularly when first introduced or when new versions are released, resulting in loss of or delay in market acceptance. Delays and difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's business, financial condition or results of operations.

     In addition to developing new products, the Company's internal development staff is focused on developing upgrades and updates to existing products and modifying, enhancing and completing any acquired products and incomplete projects. Future enhancements may, among other things, include additional functionality, respond to user problems or address issues of compatibility with changing operating systems and environments. The Company believes that the ability to provide these enhancements to users frequently and at a low cost is key to its success. Failure to release such enhancements on a timely basis could have a material adverse effect on the Company's business, financial condition or results of operation. There can be no assurance that the Company will be successful in these efforts.

     The Company licenses a number of products from third parties, including SofTrack and AuditTrack. These licenses expire at various times commencing December and September of 1996, respectively. If the Company believes that a licensed product continues to be valuable after the expiration of the initial license term, it will seek to extend the term of the license. There can be no assurance that the Company will be able to extend the term of expiring licenses, or that the economic arrangements for such extensions would be comparable to the arrangements in effect during the initial license term.

RISKS OF INCLUSION OF COMMUNICATIONS SOFTWARE AND NETWORK MANAGEMENT SOFTWARE IN SYSTEM SOFTWARE AND APPLICATION SUITES

     In the future, vendors of operating system software and group of applications sold for a single price (generally referred to as application suites) may continue to enhance their products to include certain functions that are currently provided most often by communications and network management software or may bundle these products in their application suites at no additional charge. The widespread inclusion of the functions provided by the Company's products as standard features of operating system software could, particularly if the quality of such functions were comparable to that of the Company's products, render the Company's products obsolete and unmarketable. Furthermore, even if the communications and network management software functions provided as standard features by operating systems are more limited than that of the Company's products, there is no assurance that a significant number of customers would not elect to accept such functions in lieu of purchasing additional software. If the Company were unable to develop new communications software and network management software products to further enhance operating systems and to replace successfully any obsolete products, the Company's business, financial condition and results of operations would be materially and adversely affected.

DEPENDENCE ON EMERGENCE OF NETWORK MANAGEMENT SOFTWARE

     The market for the Company's network management software is new and evolving, and its growth depends upon the broader market acceptance of network management software. In addition, there are a number of potential approaches to the market, including incorporating network management software into network operating systems. Therefore, even if network management software products gain broader market acceptance, there can be no assurance that the Company's products will be chosen by organizations which acquire network management software. Moreover, a change in the licensing policies of Microsoft or other software vendors which changes the basis on which concurrent users are measured or priced could adversely effect the Company's network management software products. Furthermore, to the extent that the network management software market does develop, the Company expects that competition will increase. See "-
- - - Competitive Risks," and "-- Risks of Inclusion of Communications Software and Network Management Software in System Software and Application Suites."

RISKS ASSOCIATED WITH FREE TRIAL MARKETING

     The Company provides its customers with 30-day free trials of all of the Company's principal products ("Free Trial Marketing"). The trials are full featured versions of the product that are internally designed to cease operation in 30 days. The Company uses Free Trial Marketing as its primary sales channel. The Company depends on direct mail, trade shows and telemarketing to find prospects and install trials. This model represents a significant departure from marketing strategies relying on a direct sales force, exclusive distributor relationships and magazine space advertising. While to date this marketing strategy has successfully resulted in the licensing of the Company's products by corporate, government and institutional users, given the relatively unproven nature of this form of marketing, there can be no assurance that this strategy will continue to be effective in the future for either current or new products. The failure of this strategy to continue to effectively generate license revenue would have a material adverse effect on the Company's business, financial condition and results of operations. While the Company has experienced significant growth over the past years, the Company's distribution strategy may make its products less attractive to customers who prefer to purchase through traditional channels and, as a result, may have the effect of limiting the Company's potential market. In addition, as mailings are mailed repeatedly to the same customers, customers' responsiveness to particular offers and products declines. There can be no assurance that the Company will be able to sustain current response rates to its mailings in the future. In addition, there can be no assurance that the Company can continue to create sufficient attractive offers and to introduce interesting products at a rate sufficient to support the Company's growth plan or even current revenue. The Company's growth depends both on its ability to select names from rented lists and to grow its "house list." The availability and relevance of rentable names to the Company's products are not certain. In addition, since the ability of the Company to grow its house list is dependent on the supply of rentable names, house list growth cannot be assured.

     The Company depends on the distribution of Free Trial Marketing disks to accomplish much of its marketing. If some of the Company's Free Trial Marketing disks were to become infected with a computer virus, they would cause difficulties for prospects and could damage the Company's reputation. The Company does extensive testing for viruses. The Company's use of outside fulfillment contractors increases the risk that a virus could be shipped undetected on disks bearing the Company's label. There can be no assurance that ON would be able to collect adequate compensation from such fulfillment contractors if such a virus infected disks bearing the Company's label.

     The Company fulfills orders received directly from customers through a third-party fulfillment contractor, which warehouses the Company's products and ships them directly to ON's customers. The Company also maintains a private use prospects list at a bonded third-party database firm containing over 4,000,000 unduplicated names. In the event that either the customer fulfillment contractor or the private use database firm experience a substantial business interruption, whether through business failure or interruption or some natural calamity, or the Company's relationship with either of such parties is terminated for any reason, the Company's ability to continue to mail free trial offers to prospective customers and to fulfill orders placed by customers would be adversely affected.

     In both the domestic and international markets, increases in postal rates (including modifications in the classification of mail) or telephone rates, or changes in postage or telephone regulations which prohibit unsolicited direct mail or unsolicited telephone calls, could significantly impact the economics of the Company's Free Trial Marketing strategy. In addition, it is possible that other software vendors could adopt all or parts of the Company's strategy and compete more directly or effectively with the Company.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

     The Company may in the future undertake additional acquisitions that could present challenges to the Company's management, such as integrating and incorporating new operations, product lines, technologies and personnel. If the Company's management is unable to manage these challenges, the Company's business, financial condition or results of operations could be materially adversely affected. Any acquisition, depending on its size, could result in significant dilution to the Company's stockholders. Furthermore, there can be no assurance that any acquired products will gain acceptance in the Company's markets.

RISKS OF INDIRECT CHANNELS OF DISTRIBUTION

     The Company markets its products through distributors and resellers in addition to its Free Trial Marketing strategy. These distributors and resellers also sell other products that are complementary to, or compete with, those of ON. There can be no assurance that these distributors and resellers will not give greater priority to products of other suppliers. They have no long-term obligation to purchase products from the Company. Since the Company's agreements with its distributors provide for a right of return, revenue recognized upon sales to distributors is subject to a reserve for returns. Although management believes that the current reserve balance is adequate to cover this exposure, there can be no assurance that any future period reserves for returns will be adequate. In addition, the Company may be unaware of the nature and scope of the representations made to customers by these distributors
and resellers.   For example, they could make representations to customers about the Company's current and future products which are inaccurate or incomplete. This could result in the products not meeting the customers' expectations or requirements. Although the Company's agreements with its distributors generally provide the Company with recourse against unauthorized action taken by the distributors, there can be no assurance that the Company could recover adequate compensation to cover the damage caused by an inaccurate representation. See "-
- - -Risks Associated with International Revenue."

RISKS ASSOCIATED WITH PROTECTION OF PROPRIETARY TECHNOLOGY

     The Company's success is heavily dependent upon its proprietary software technology. The Company relies on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect its proprietary rights in its software. The Company has not to date registered any of its copyrights. The Company has obtained registrations in the United States for the following trademarks: ON Technology, Notework, Meeting Maker, ON Technology & Design, ON Location, Instant Update and Da Vinci Systems update. The Company uses a printed "shrink-wrap" license for users of its products distributed through traditional distribution channels in order to protect its copyrights and trade secrets in those products. Since these shrink-wrap licenses are not signed by the licensee, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology. There can be no assurance that the Company's proprietary technology will be protected by the use of the printed shrink-wrap licenses. If the printed shrink-wrap licenses prove to be unenforceable, this may have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection for those rights. Furthermore, the Company has obtained only four foreign registrations of its Notework mark, two foreign registrations of its Meeting Maker mark, and one foreign registration of its AuditTrack trademark, due to the significant costs involved in obtaining foreign registrations. As a result, the Company may not be able to prevent a third party from using its trademarks in many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology.

     There can be no assurance that the steps taken by the Company to protect its proprietary software technology will be adequate to deter misappropriation of this technology. In addition, the Company does provide customer support to unlicensed users during the Free Trial Marketing period. Lesser sensitivity by corporate, government or institutional users to avoiding copyright infringement could have a material adverse effect on the Company's business, financial condition and results of operation. While the Company to date has not taken any legal action to enforce its intellectual property rights against infringing users, it believes, based upon current interpretations of law, that its use of Free Trial Marketing and the widespread availability of its trials do not significantly impact its ability to enforce its intellectual property rights against infringing users, including corporate, institutional and government entities. However, there is no assurance that a court or other authority may not rule otherwise in the future. Such a ruling would have a material adverse effect on the Company's business, financial condition and results of operations.

     There has been substantial litigation in the software industry involving intellectual property rights of technology companies, although, to date, the Company has not been subject to any such litigation. Although the Company does not believe that it is infringing the intellectual property rights of others, there can be no assurance that such claims, if asserted, would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, as the Company may acquire or license a portion of the software included in its future products from third parties, its exposure to infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of any software being acquired. The Company generally obtains representations as to the origin and ownership of such acquired or licensed software and generally obtains indemnification to cover any breach of such representations. However, there can be no assurance that such representations are accurate or that such indemnification will provide adequate compensation for a breach of such representations. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, financial condition or results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.


RISKS ASSOCIATED WITH INTERNATIONAL REVENUE

     In 1995 and in the six months ended June 30, 1996, total revenue from international licenses (license revenue from outside the United States) represented approximately 14% and 21%, respectively, of the Company's total revenue. The Company expects that total revenue from international licenses will increase in future years; however, there can be no assurance that the Company will be successful in penetrating international markets. Substantially all of the Company's license fees are in United States dollars. Risks inherent in the Company's international sales generally include the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.

     In addition, a significant portion of the Company's international revenue is generated through independent distributors and resellers. Since these distributors and resellers are not employees of the Company and are not required to offer the Company's products exclusively, there can be no assurance that they will continue to market the Company's products. Also, despite the Company's substantial dependence in the international market upon the marketing, sales and customer support of its distributors and resellers, the Company currently has limited control over its distributors and resellers, and the Company may be unaware of the nature and scope of the representations made to customers by these agents. For example, independent agents could make representations to customers about the Company's current and future products which are inaccurate or incomplete, which could result in the products not meeting customers' expectations or requirements.

DEPENDENCE UPON KEY PERSONNEL

     The Company's success depends to a significant extent upon a number of key technical and management employees. While the Company's employees are required to sign standard agreements concerning confidentiality and ownership of inventions, the employees, with the exception of Messrs. Risley, Platzman, Batson, Bogdan, Rizzi and O'Sullivan are generally not otherwise subject to employment agreements or noncompetition covenants. The loss of the services of any of the Company's key employees could have a material adverse effect on the Company's business, financial condition or results of operation. The Company does not maintain life insurance policies on key employees. The Company's success also depends in large part upon its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition in the software industry for such personnel is intense. There can be no assurance that the Company will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires.

VOLATILITY OF STOCK PRICE

     The trading price of the Company's Common Stock has been, and in the future may be, subject to wide fluctuations in response to actual or anticipated quarterly operating results of the Company, announcements of technological innovations or new applications by the Company or its competitors and general market conditions in the software industry, as well as other events or factors. In addition, stock markets have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market price of many technology companies and has often been unrelated to the operating performance of those companies. This volatility may adversely effect the market price of the Company's Common Stock.

RISKS ASSOCIATED WITH STRATEGIC REORGANIZATION

     In August 1996, the Company implemented a reorganization and restructuring of its operations. This action was designed to consolidate the three acquisitions the Company made during the first quarter ended March 31, 1996, to decrease the Company's emphasis on mature products, such as e-mail, and to better focus the Company's resources on bringing new products to the rapidly changing network management software market. There can be no assurance that these objectives will be achieved. Furthermore, there can be no assurance that the Company will not engage in further reorganizations or restructurings in the future.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, June 30, 1996


                              PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

      On March 29, 1996, the Board of Directors caused to be distributed to stockholders of record as of March 8, 1996, a Notice of Annual Meeting of Stockholders, Proxy and Proxy Statement for Annual Meeting held on April 30, 1996. As of the record date, 10,232,607 shares of common stock (excluding treasury shares) were outstanding and entitled to vote.

      At the meeting, the stockholders acted upon the following proposals: (i) election of one Class I director; (ii) approval and ratification of an amendment to the Company's 1995 Employee Stock Purchase Plan (the "Plan") to permit employees of the Company to participate in the Plan following three months of employment with the Company; (iii) approval and ratification of an amendment to the Company's 1992 Employee and Consultant Stock Option Plan (the "Stock Option Plan") to increase the number of shares authorized for issuance under the Stock Option Plan from 1,800,000 shares to 2,550,000 shares; and (iv) ratification of the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1996.

      All of the above matters were approved by the stockholders. Vote "For" represents affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted by the proxy were vote "For" each proposal in the manner disclosed in the Proxy Statement and Proxy.

The voting results were as follows:

                                                                               Broker
                   Matter                 For     Against  Withheld  Abstain  Non-Votes
        -----------------------------  ---------  -------  --------  -------  ---------
I.      Election of Class I Directors  6,940,867        0    10,836      N/A        N/A

        William C. Hulley

II.     Approval of Amendments to      6,834,191   51,518       N/A    9,735     56,259
        1995 Employee Stock Purchase
        Plan

III.    Approval of Amendment to 1992  6,167,115  134,921       N/A    9,235    640,432
        Employee and Consultant Stock
        Option Plan

IV.     Ratification of Independent    6,948,764      780       N/A    2,109         50
        Auditors



Item 5.  Other Information
      None

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

          The exhibits listed in the accompanying Exhibit Index on page 20 are filed or incorporated by reference as part of this Report.

          (b) Reports on Form 8-K
          The Company filed a current report on Form 8-K dated August 14, 1996 in relation to the announcement of a strategic Company reorganization and restructuring.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                           FORM 10-Q, June 30, 1996

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ON TECHNOLOGY CORPORATION



                                            /s/ Christopher A. Risley
                                            ---------------------------------
Date: August 14, 1996                       Name:  Christopher A. Risley
                                            Title: Chief Executive Officer



                                            /s/ John M. Bogdan
                                            ---------------------------------
Date: August 14, 1996                       Name:  John M. Bogdan
                                            Title: Vice President of Finance
                                                   and Chief Financial Officer

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                              FORM 10-Q, June 30, 1996

                                 EXHIBIT INDEX

 Exhibit No.   Description
- - -----------    -----------

    10.1       Letter Agreement between the Company
               and Fleet National Bank with respect to
               Revolving Loans dated April 1, 1996

    10.2       Accounts Receivable Security Agreements
               between the Company and Fleet National Bank dated April 1, 1996

    11.0       Computation of Net Income (Loss) per share

    27.0       Financial Data Schedule