Form 10-Q
period 1996-09-30
ON TECHNOLOGY CORP
filed 1996-11-12
CIK 925288

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended 30 September 1996

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

                    YES  X    NO _____
                       -----

10,804,841 shares of the registrant's Common stock, $0.01 par value, were outstanding as of October 31, 1996.

                       THIS DOCUMENT CONTAINS  22  PAGES.
                                              ----
                       THE EXHIBIT INDEX IS ON PAGE 20.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                         FORM 10-Q, September 30, 1996

                                   CONTENTS

Item Number                                                                 Page
-----------                                                                 ----
                        PART I:  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
               Balance sheets:
               September 30, 1996 and December 31, 1995                        3
               Statements of operations:
               Three and nine months ended September 30, 1996 and 1995         4
               Statements of cash flows:
               Nine months ended September 30, 1996 and 1995                   5
               Notes to condensed consolidated financial statements          6-7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8-17


                          PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   18

Item 2.   Changes in Securities                                               18

Item 3.   Default Upon Senior Securities                                      18

Item 4.   Submission of Matters to a Vote of Security Holders                 18

Item 5.   Other Information                                                   18

Item 6.   Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                    19

EXHIBIT INDEX                                                                 20

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                  (unaudited)

                                             SEPTEMBER 30,       DECEMBER 31,
                                                 1996               1995
                                                 ----               ----
ASSETS
Current Assets:
Cash and cash equivalents                    $      23,004     $       33,338
Accounts receivable, net of allowance
 for doubtful accounts and sales
 returns of $ 2,786 and $605, respectively           6,908              6,377
Inventories, net                                     1,556              2,834
Prepaid expenses and other current assets            1,192              1,374
                                             --------------    ---------------
     Total current assets                           32,660             43,923
                                             --------------    ---------------
Property and equipment, at cost:
Computers and equipment                              5,355              2,173
Equipment acquired under capital leases              3,895              3,804
Furniture and fixtures                                 239                133
                                             --------------     --------------
Less - Accumulated depreciation                      3,777              2,069
                                             --------------     --------------
                                                     5,712              4,041
                                             --------------     --------------
Direct marketing costs                               1,050              1,554
Other assets and deposits                               98                127
Purchased intangibles, net of $1,084
and $993 of accumulated amortization,
 respectively                                        1,771                528
                                             --------------     --------------
                                           $        41,291    $        50,173
                                             ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease
 obligations                               $         1,104    $         1,143
Accounts payable                                     3,719              3,392
Accrued expenses                                     1,940              2,265
Accrued restructuring costs                            904                ---
Reserve for distributor inventories                    400                934
Deferred revenue                                       808                627
                                             --------------     --------------
     Total current liabilities                       8,875              8,361
                                             --------------     --------------
Capital lease obligations, net of
 current portion                                       754              1,506
                                             --------------     --------------

Stockholders' Equity:
Common stock, $.01 par value -
 Authorized - 20,000,000 shares
 Issued and outstanding - 10,849,330
 shares and 10,180,024 shares,
 respectively                                          110                102
Additional paid in capital                          55,328             45,051
Accumulated deficit                                (22,392)            (4,493)
Accumulated deficit of S corporation                  (354)              (354)
Less treasury stock, at cost - 156,867
shares and 0 shares, respectively                   (1,030)               ---
                                             --------------     --------------
          Total stockholders' equity                31,662             40,306
                                             --------------     --------------
                                           $        41,291    $        50,173
                                             ==============     ==============

     The accompanying notes are an integral part of these condensed consolidated financial statements

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                              THREE MONTHS                         NINE MONTHS
                                           ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                           -------------------                 -------------------
                                         1996              1995              1996               1995
                                         ----              ----              ----               ----

Revenue:
--------
Net product revenue                   $    12,248   $     11,331      $     36,619        $      30,327
Other revenue                                 389            168             1,153                  508
                                       ----------    -----------      ------------         ------------

     Total revenue                         12,637         11,499            37,772               30,835
                                       ----------    -----------      ------------         ------------

Operating expenses:
-------------------
Cost of product revenue                     4,423          2,093             9,713                5,787
Sales and marketing                         6,172          5,440            18,222               14,749
Research and development                    2,493          1,774             6,775                5,080
General and administrative                  1,102            798             3,190                2,261
Charge for purchased research
  and development                             ---            ---            13,285                  ---
Charge for restructuring                    5,415            ---             5,415                  ---
                                       ----------    -----------      ------------         ------------
   (Loss)  income from operations         (6,968)          1,394          (18,828)                2,958
                                       ----------    -----------      ------------         ------------
Interest income, net                          259            214               884                  150
                                       ----------    -----------      ------------         ------------
   (Loss) income before provision
         (benefit) for income taxes       (6,709)          1,608          (17,944)                3,108
                                       ----------    -----------      ------------         ------------

Provision (benefit) for income taxes        (483)            492              (44)                  952
                                       ----------    -----------      ------------         ------------
   Net (loss) income                  $   (6,226)   $      1,116     $   ( 17,900)        $       2,156
                                       ==========    ===========      ============         ============


 Net (loss) income per share          $     (.57)   $        .12     $      (1.65)        $         .25
                                       ==========    ===========      ============         ============

Shares used in per share calculation   10,980,103      9,540,424        10,875,798            8,590,016
                                       ==========    ===========      ============         ============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                                      NINE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                                   -------------------
                                                                              1996                     1995
                                                                              ----                     ----
Cash Flows from Operating Activities
   Net (Loss) Income                                                       $      (17,900)        $       2,156
Adjustments to reconcile net (loss) income
to net cash (used in) provided by operating activities
   Charge for purchased research and development                                    13,285                  ---
   Non cash portion of restructuring charge                                          2,829                  ---
   Depreciation and amortization                                                     2,489                1,236
   Increase in direct marketing costs                                                (970)              (1,356)
   Changes in assets and liabilities:
     Accounts receivable                                                             (482)              (1,070)
     Inventories                                                                     1,279              (1,174)
     Prepaid expenses and other current assets                                       (582)                (692)
     Accounts payable                                                                   72                  964
     Accrued expenses                                                                (470)                  811
     Reserve for distributor inventories                                             (534)                  (4)
     Reserve for restructuring                                                         904                  ---
     Deferred revenue                                                                   64                  139
                                                                            --------------         ------------
        Net cash (used in) provided by operating activities                           (16)                1,010
                                                                            --------------         ------------

Cash Flows From Investing Activities
   Escrow receivable                                                                   ---                  625
   Change in other assets and deposits                                                  30                    3
   Purchase of property and equipment, net                                         (3,660)                (703)
   Purchase of neTrend Corporation                                                 (2,260)                  ---
   Purchase of Leprechaun Software International, Ltd, net of cash acquired          (786)                  ---
   Purchase of Technocom plc                                                       (1,963)                  ---
                                                                            --------------         ------------
        Net cash used in investing activities                                      (8,639)                 (75)
                                                                            --------------         ------------

Cash Flows From Financing Activities
   Exercise of stock options                                                           138                   89
   Stock purchase through ESPP                                                          93                  ---
   Purchase of treasury stock                                                      (1,030)                  ---
   Principal repayments on obligation under capital lease                            (882)                (581)
   Net proceeds from issuance of common stock                                          ---               31,647
                                                                            --------------         ------------
        Net cash (used in) provided by financing activities                        (1,681)               31,155
                                                                            --------------         ------------
Effect of exchange rate on cash and  cash equivalents                                    2                  ---

Net (decrease) increase in cash and cash equivalents                              (10,334)               32,090
Cash and cash equivalents, beginning of period                                      33,338                2,798
                                                                            --------------         ------------
Cash and cash equivalents, end of period                                   $        23,004        $      34,888
                                                                            ==============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for -
     Interest                                                              $           179        $         186
                                                                            ==============         ============

     Income taxes                                                          $         1,270        $         395
                                                                            ==============         ============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         FORM 10-Q, September 30, 1996
                (dollars in thousands, except per share amount)
                                  (unaudited)


1.  Interim Financial Statements
    ----------------------------

          The accompanying consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") without audit (except for the balance sheet information as of December 31, 1995) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form-10Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of September 30, 1996 and September 30, 1995, and results of operations for the three and nine months ended September 30, 1996 and September 30, 1995. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K.

2.  Net (Loss) Income Per Common  and Common Equivalent Share
    ---------------------------------------------------------

          Net (loss) income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period in accordance with the treasury stock method.
The weighted average number of common shares assumes that all series of redeemable convertible preferred stock previously issued and outstanding in 1995 had been converted to common stock as of the original issuance date.

3.  Direct Marketing Costs
    ----------------------

          The Company sells its products through various channels, including free trial direct marketing. The Company incurs substantial costs in advance of a free trial campaign, including the rental of mailing lists, postage and printing. In 1994, the Company began capitalizing such costs in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 93-7, Reporting on Advertising Costs. The Company amortizes such costs over a three month period, which approximates the period of expected revenues. The Company has recorded approximately $1,050 and $1,554 of capitalized direct marketing costs in the accompanying condensed consolidated balance sheets at September 30, 1996 and December 31, 1995, respectively.

4. Restructuring and Inventory Write-offs
   --------------------------------------

          On August 6, 1996, the Company announced that it had implemented a reorganization of its operations and a restructuring plan (the "Plan"). The Plan included write-offs and writedowns of certain assets, including accruing the costs related to a significant reduction in the Company's work force, primarily in the technical support and sales and marketing departments, and the de-emphasis of certain product lines, resulting in a one time charge of $7,441. Included in the Plan was an inventory writedown of $2,026 which is not included in the statement of operations under the caption "Charge for restructuring," rather it is presented in accordance with EITF-96-9 under the caption "The Writedowns of Inventory Associated with a Restructuring" and is included in the cost of product revenue.

The following are the significant components of the $5,415 charge for restructuring:

Employee severance, benefits and related costs                                   $1,193

Write-off and writedown of assets to net realizable value excluding inventory     3,277

Provision for lease loss and related costs in closing facility                      945
                                                                                 ------
                                                                                 $5,415
                                                                                 ======

          The employee severance, benefits and related costs includes the costs associated with the involuntary termination of approximately 100 employees which was approved as part of the Plan, and communicated to the affected employees on the day the restructuring was announced, August 6, 1996. All employee service required to earn or qualify for the benefits accrued for had been rendered at August 6, 1996.

          The writedown of assets to net realizable value includes the write-off of certain assets for which there is no future economic benefit to the Company. These costs include approximately $140 of equipment at the facility being closed, $1,473 to write-off capitalized direct marketing costs, $764 of prepaid expenses consisting of prepaid license fees, royalties and trade show costs, $540 of customer deductions and concessions and $360 in the write-off of purchased intangibles related to product lines for which the Company announced its plan to cease active pursuit of new customers and to no longer provide technical support to existing customers.

          The facility and lease loss accrual of $945 consists of costs related to the planned shutdown of the Company's current facility in Morrisville, NC, including the net book value of remaining leasehold improvements of $112.

          The total cash impact of the restructuring is $2,586, of which $1,682 was paid by September 30, 1996. The Company anticipates the balance of the restructuring costs will be paid over the next year.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
    Management Discussion and Analysis of Financial Condition and Results of
                                   Operations
                         FORM 10-Q, September 30, 1996
                                  (unaudited)

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

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                           ------------------                 -----------------
                                        SEPTEMBER 30,  SEPTEMBER 30,      SEPTEMBER 30,   SEPTEMBER 30,
                                            1996           1995              1996             1995
                                            ----           ----              ----             ----
Revenue:
     Net product revenue                    96.9%            98.5%               96.9%            98.4%
     Other revenue                           3.1%             1.5%                3.1%             1.6%
                                        --------------------------        -----------------------------
       Total revenue                         100%           100.0%                100%           100.0%
                                        --------------------------        -----------------------------
Operating expenses:
     Cost of product revenue                35.0%            18.2%               25.7%            18.8%
     Sales and marketing                    48.8%            47.3%               48.2%            47.8%
     Research and development               19.7%            15.4%               17.9%            16.5%
     General and administrative              8.7%             6.9%                8.4%             7.3%
     Charge for purchased R&D                0.0%             0.0%               35.2%             0.0%
     Charge for restructuring               42.9%             0.0%               14.3%             0.0%
                                        --------------------------        -----------------------------
(Loss) Income from operations              (55.1%)           12.2%              (49.7%)            9.6%
                                        --------------------------        -----------------------------
Interest income (expense), net               2.0%             1.9%                2.3%              .5%
                                        --------------------------        -----------------------------
Net (loss) income before provision for
 income taxes                              (53.1%)           14.1%              (47.4%)           10.1%
                                        --------------------------        -----------------------------
Provision (benefit) for income taxes        (3.8%)            4.3%                (.1%)            3.1%
                                        --------------------------        -----------------------------
Net (loss) income                          (49.3%)            9.8%              (47.3%)            7.0%
                                        ==========================        =============================

     PRODUCT REVENUE. The Company's net product revenue is derived primarily from licensing of software products. Net product revenue also includes revenue from catalog sales of third party products and catalog advertising space. The Company sells advertising space in its catalog for cash or receives third party advertised product. Revenue for catalog advertising space for cash sales is recognized the day the catalog is mailed to customers. Revenue for third party advertised product received is recognized as each item is sold. For the three months ended September 30, net product revenue increased $.9 million (8.1%) from 1995 to 1996. For the nine months ended September 30, net product revenue increased $6.3 million (20.7%) from 1995 to 1996. Both increases were primarily the result of the licensing of communications and network management software to new customers and to customers upgrading existing licenses.

     OTHER REVENUE. The Company's other revenue consists of rentals of portions of the Company's customer lists, royalties received in connection with licensing the Company's software to third parties and maintenance revenue. For the three months ended September 30, other revenue increased $.2 million (131.5%) from

1995 to 1996. For the nine months ended September 30, other revenue increased $.6 million (127.0%) from 1995 to 1996. This increase was primarily due to an increase in revenue generated from maintenance agreements.

     COST OF PRODUCT REVENUE. Cost of product revenue primarily consists of expenses associated with product documentation, production and fulfillment costs and royalty fees associated with internally developed products as well as products that are licensed from third party developers. In addition, cost of product revenue includes the cost of third party products resold through the Company's catalog, the cost of producing the catalog and amortization of purchased intangibles. For the three months ended September 30, cost of product revenue increased $2.3 million (111.3%) from 1995 to 1996. For the nine months ended September 30, cost of product revenue increased $3.9 million (67.8%) from 1995 to 1996. This increase was primarily due to a $.6 million inventory write down relating to acquisitions, a $2.0 million inventory write down relating to the restructuring, and an increase in product sales from 1995 to 1996. As part of the Company's announced restructuring plan and reorganization of its operations, the Company has decreased its emphasis on the e-mail business and certain catalog products and has ceased to market, sell, develop, and support other product lines. As a result, the product inventory relating to the de-emphasized products, including certain catalog products, and ceased product lines were subsequently identified and written off, all of which is included in cost of product revenue in the amount of $2.0 million. The product sales related increase was consistent as a percentage of total revenue from 1995 to 1996.

   SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation and benefits paid to sales and marketing personnel and the costs of direct mail and telemarketing campaigns including the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of administering the catalog operation, the costs of public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. For the three months ended September 30, sales and marketing expenses increased $.7 million (13.5%) from 1995 to 1996. For the nine months ended September 30, sales and marketing expenses increased $3.5 million (23.5%) from 1995 to 1996. These increases, however, were approximately the same as a percent of total revenue from 1995 to 1996. The increases for both periods were primarily the result of additional sales personnel required to support the growth in the customer base, the costs associated with our marketing efforts of existing products, the beginning of ON Technology UK Ltd's marketing programs in Europe, and the launch of our new firewall product. The Company anticipates that sales and marketing expense will continue to increase in absolute dollars as the Company continues to expand direct marketing efforts, but that sales and marketing expense will remain consistent or decrease as a percentage of total revenue.

   RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and the provision of technical support. For the three months ended September 30, research and development expense increased by $.7 million (40.5%) from 1995 to 1996. For the nine months ended September 30, research and development expense increased by $1.7 million (33.4%) from 1995 to 1996. The increase in absolute dollars was primarily related to the increase in the size of the product portfolio, the associated costs of product development, enhancements and maintenance, and the additional costs associated with our acquisition of neTrend, Inc. and Leprechaun Software International, Inc. in the first quarter of 1996. The Company plans to continue to make significant investments in research and development.

   GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation, executive support costs, accounting operations, planning, and business development operations. For the three months ended September 30, general and administrative expense increased $.3 million (38.1%)
from 1995 to 1996.   For the nine months ended September 30, general and
administrative expense increased $.9 million (41.1%) from 1995 to 1996. The increase in absolute dollars reflects personnel growth and associated costs in general support areas including costs associated with our acquisition of the LAN software business from Technocom plc in the first quarter of 1996, resulting in a newly formed ON Technology UK Ltd, and the related expenses of administering that office. This increase is offset by greater efficiency in core administrative operations.

   CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT. In connection with the acquisitions of neTrend Corporation, Leprechaun Software International, Ltd. and the LAN Software business from Technocom plc during the three months ended March 31, 1996 and for the nine months ended September 30, the Company allocated an aggregate of $13.3 million of the respective purchase prices to incomplete research and development projects. Accordingly, these costs were expensed as of the acquisition dates. This allocation represents the estimated fair value related to the incomplete projects as determined by an independent appraisal. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in these acquisitions has required, and will require, substantial additional development by the Company.

          CHARGE FOR RESTRUCTURING. On August 6, 1996, the Company announced that it had implemented a reorganization of its operations and a restructuring plan (the "Plan"). The Plan included write-offs and writedowns of certain assets, including accruing the costs related to a significant reduction in the Company's work force, primarily in the technical support and sales and marketing departments, and the de-emphasis of certain product lines, resulting in a one time charge of $7.4 million. Included in the Plan was an inventory writedown of $2.0 million which is not included in the statement of operations under the caption "Charge for restructuring," rather it is presented in accordance with EITF-96-9 under the caption "The Writedowns of Inventory Associated with a Restructuring" and is included in the cost of product revenue.

The following are the significant components of the $5.4 charge for restructuring:

Employee severance, benefits and related costs                                   $1.2

Write-off and writedown of assets to net realizable value excluding inventory     3.3

Provision for lease loss and related costs in closing facility                     .9
                                                                                 ----
                                                                                 $5.4
                                                                                 ====

          The employee severance, benefits and related costs includes the costs associated with the involuntary termination of approximately 100 employees which was approved as part of the Plan, and communicated to the affected employees on the day the restructuring was announced, August 6, 1996. All employee service required to earn or qualify for the benefits accrued for had been rendered at August 6, 1996.

          The writedown of assets to net realizable value includes the write-off of certain assets for which there is no future economic benefit to the Company. These costs include approximately $140 of equipment at the facility being closed, $1.5 million to write-off capitalized direct marketing costs, $.8 million of prepaid expenses consisting of prepaid license fees, royalties and trade show costs, $.5 million of customer deductions and concessions and $.4 million in the write-off of purchased intangibles related to product lines for which the Company announced its plan to cease active pursuit of new customers and to no longer provide technical support to existing customers.

          The facility and lease loss accrual of $.9 million consists of costs related to the planned shutdown of the Company's current facility in Morrisville, NC, including the net book value of remaining leasehold improvements of $112.

          INTEREST INCOME (EXPENSE). Interest income (expense) consists primarily of interest expense associated with equipment leases and interest income earned on cash and cash equivalents. For the three months ended
September  30, interest income increased $45 thousand from 1995 to 1996.   For
the nine months ended September 30, interest income increased $.7 million from 1995 to 1996. Both increases were the result of interest earned from proceeds received from the initial public offering of common stock in August of 1995.

          INCOME TAXES. The tax provision for the three months and nine months ended September 30, 1996 and 1995, respectively, was calculated based upon the Company's expected 1996 and 1995 effective tax rates of 11.7 % and 30.6%, respectively, giving benefit to available net operating loss carryforwards and research and development credits.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through cash flow from operations and public and private placements of capital stock. At September 30, 1995 and September 30, 1996, the Company had available cash and cash equivalents of $34.9 million and $23.0 million, respectively. On April 1, 1996, the Company acquired a new line of credit with a commercial bank for $10.0 million that allows the Company to borrow up to the lesser of $10.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified foreign accounts receivable. Borrowings bear interest at the bank's prime rate. The line expires April 1, 1998. Advances pursuant to the line of credit are secured by liens granted on the Company's accounts receivables. At September 30, 1996, the Company did not have an outstanding balance under the line of credit agreement.

Net cash provided by (used in) operating activities for the nine months ended September 30, 1995 and September 30, 1996 was $1.0 million and $(16) thousand, respectively. For the nine months ended September 30, 1995, net cash provided by operating activities consisted primarily of net income of $2.2 million, a $1.2 million increase in depreciation and amortization, and a $1.0 million increase in accounts payable. This was partially offset by a increase in inventories of $1.2 million and increase in accounts receivable of $1.0 million. For the nine months ended September 30, 1996, net cash used in operating activities consisted primarily of a $13.3 million charge for purchased research and development, $2.8 million in the non cash portion of the charge for restructuring, a $2.5 million increase in depreciation and amortization, and an $1.3 million decrease in inventories, partially off-set by a net loss of $(17.9) million.

Net cash used in investing activities for the nine months ended September 30, 1995 and September 30, 1996 was $75 thousand and $8.6 million, respectively. For the nine months ended September 30, 1995, net cash used in investing activities consisted of escrow receivable of $.6 million, offset by the increase in purchase of property and equipment of $.7 million. For the nine months ended September 30, 1996, net cash used in investing activities consisted of acquisition related direct costs and the cash portion of the purchase price associated with the acquisitions of neTrend Corporation, Leprechaun Software International, Ltd, and Technocom plc of $2.3 million, $.8 million and $2.0 million, respectively. In addition, there were property and equipment purchases of $3.7 million.

Net cash provided by (used in) financing activities for the nine months ended September 30, 1995 and September 30, 1996 was $31.2 million and $(1.7) million, respectively. For the nine months ended September 30, 1995, net cash provided by financing activities consisted of $31.6 million in net proceeds from the issuance of common stock from the initial public offering in August of 1995. For the nine months ended September 30, 1996, net cash used in financing activities consisted primarily of the stock repurchase of $1.0 million, principal repayments on obligations under capital leases of $.9 million, offset by exercise of stock options of $.1 million.

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


COMPETITIVE RISKS

     The market for the Company's products is highly competitive, and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting the market for its products include performance, functionality, ease of use, ease of installation, quality, customer support, breadth of product line, speed of product delivery, frequency of upgrades and updates, brand name recognition, company reputation and price. Certain of the criteria upon which the performance and quality of the Company's communications and network management software compete include speed of response, ease of use, ease of installation, interoperability with other messaging systems and simplicity of administration. The Company believes that it generally competes favorably with respect to each of these factors; however, there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors. Certain of the Company's competitors have been in the market longer than the Company, and other competitors are larger and may have greater name recognition than the Company. As is the case in many segments of the software industry, the Company may encounter increasing price competition in the future. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which could adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will continue to compete effectively against existing and potential competitors in the communications and network management software markets, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company. In addition, there can be no assurance that software vendors who currently use traditional distribution methods will not in the future decide to compete more directly with the Company by utilizing free trial marketing. See "--Risks Associated with Free Trial Marketing."

     Both the communications software market and the network management software market are highly fragmented, with products offered by many vendors. The Company's products compete with offerings from software, shareware and freeware developers. Shareware is software that is made available electronically on bulletin board systems. Shareware users are encouraged to evaluate the software for a short period of time and then either cease using it or pay a license fee. In the group scheduling market, the Company also competes with personal information manager products ("PIMs") that have been enhanced to include some group scheduling features. Certain competitors have in the past bundled communications and network management software with their operating system products or software application suite offerings and have publicly announced, or the Company believes are likely to provide, such bundles with future offerings. There can be no assurance that the Company can continue to compete effectively against communications software which is included free with the operating system, as these bundled products are improved in the future. In addition, the trend toward enterprise-wide communications software solutions may result in a consolidation of the communications software market around a smaller number of vendors who are able to provide all of the necessary software and support capabilities.

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

     The Company licenses SofTrack from a third party. The license expires December 1999. If the Company believes that this licensed product continues to be valuable after the expiration of the initial license term, it will seek to extend the term of the license. There can be no assurance that the Company will be able to extend the term of the expiring license, or that the economic arrangements for such extensions would be comparable to the arrangements in effect during the initial license term.



RISKS OF INCLUSION OF COMMUNICATIONS SOFTWARE AND NETWORK MANAGEMENT SOFTWARE IN SYSTEM SOFTWARE AND APPLICATION SUITES

     In the future, vendors of operating system software and groups of applications sold for a single price (generally referred to as application suites) may continue to enhance their products to include certain functions that are currently provided most often by communications and network management software. These vendors may also bundle these products in their application suites at no additional charge. The widespread inclusion of the functions provided by the Company's products as standard features of operating system software could, particularly if the quality of such functions were comparable to that of the Company's products, render the Company's products obsolete and unmarketable. Furthermore, even if the communications and network management software functions provided as standard features by operating systems are more limited than that of the Company's products, there is no assurance that a significant number of customers would not elect to accept such functions in lieu of purchasing additional software. If the Company were unable to develop new communications software and network management software products to further enhance operating systems and to replace successfully any obsolete products, the Company's business, financial condition and results of operations would be materially and adversely affected.



DEPENDENCE ON EMERGENCE OF NETWORK MANAGEMENT SOFTWARE

     The market for the Company's network management software is new and evolving, and its growth depends upon the broader market acceptance of network management software. In addition, there are a number of potential approaches to the market, including incorporating network management software into network operating systems. Therefore, even if network management software products gain broader market acceptance, there can be no assurance that the Company's products will be chosen by organizations which acquire network management software. Moreover, a change in the licensing policies of Microsoft or other software vendors which changes the basis on which concurrent users are measured or priced could adversely effect the Company's network management software products. Furthermore, to the extent that the network management software market does develop, the Company expects that competition will increase. See "- Competitive Risks," and "-- Risks of Inclusion of Communications Software and Network Management Software in System Software and Application Suites."


RISKS ASSOCIATED WITH FREE TRIAL MARKETING

     The Company provides its customers with 30-day free trials of all of the Company's principal products ("Free Trial Marketing"). The trials are full featured versions of the product that are internally designed to cease operation in 30 days. The Company uses Free Trial Marketing as its primary sales channel. The Company depends on direct mail, trade shows and telemarketing to find prospects and install trials. This model represents a significant departure from marketing strategies relying on a direct sales force, exclusive distributor relationships and magazine space advertising. While to date this marketing strategy has successfully resulted in the licensing of the Company's products by corporate, government and institutional users, given the relatively unproven nature of this form of marketing, there can be no assurance that this strategy will continue to be effective in the future for either current or new products. The failure of this strategy to continue to effectively generate license revenue would have a material adverse effect on the Company's business, financial condition and results of operations. While the Company has experienced significant growth over the past years, the Company's distribution strategy may make its products less attractive to customers who prefer to purchase through traditional channels and, as a result, may have the effect of limiting the Company's potential market. In addition, as mailings are mailed repeatedly to the same customers, responsiveness to particular offers and products declines. There can be no assurance that the Company will be able to sustain current response rates to its mailings in the future. In addition, there can be no assurance that the Company can continue to create sufficient attractive offers and to introduce interesting products at a rate sufficient to support the Company's growth plan or even current revenue. The Company's growth depends both on its ability to select names from rented lists and to grow its "house list." The availability and relevance of rentable names to the Company's products are not certain. In addition, since the ability of the Company to grow its house list is dependent on the supply of rentable names, house list growth cannot be assured.

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


RISKS OF INDIRECT CHANNELS OF DISTRIBUTION

     The Company markets its products through distributors and resellers in addition to its Free Trial Marketing strategy. These distributors and resellers also sell other products that are complementary to, or compete with, those of ON. There can be no assurance that these distributors and resellers will not give greater priority to products of other suppliers. They have no long-term obligation to purchase products from the Company. Since the Company's agreements with its distributors provide for a right of return, revenue recognized upon sales to distributors is subject to a reserve for returns. Although management believes that the current reserve balance is adequate to cover this exposure, there can be no assurance that any future period reserves for returns will be adequate. In addition, the Company may be unaware of the nature and scope of the representations made to customers by these distributors
and resellers.   For example, they could make representations to customers about the Company's current and future products which are inaccurate or incomplete. This could result in the products not meeting the customers' expectations or requirements. Although the Company's agreements with its distributors generally provide the Company with recourse against unauthorized action taken by the distributors, there can be no assurance that the Company could recover adequate compensation to cover the damage caused by an inaccurate representation. See "- Risks Associated with International Revenue."

RISKS ASSOCIATED WITH PROTECTION OF PROPRIETARY TECHNOLOGY

     The Company's success is heavily dependent upon its proprietary software technology. The Company relies on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect its proprietary rights in its software. The Company has not to date registered any of its copyrights. The Company has obtained registrations in the United States for the following trademarks: ON Technology, Notework, Meeting Maker, ON Technology & Design, ON Location, Instant Update and Da Vinci Systems. The Company uses a printed "shrink-wrap" license for users of its products distributed through traditional distribution channels in order to protect its copyrights and trade secrets in those products. Since these shrink-wrap licenses are not signed by the licensee, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology. There can be no assurance that the Company's proprietary technology will be protected by the use of the printed shrink-wrap licenses. If the printed shrink-wrap licenses prove to be unenforceable, this may have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH INTERNATIONAL REVENUE

     In 1995 and in the nine months ended September 30, 1996, total revenue from international licenses (license revenue from outside the United States) represented approximately 14% and 17%, respectively, of the Company's total revenue. The Company expects that total revenue from international licenses will increase in future years; however, there can be no assurance that the Company will be successful in penetrating international markets. Substantially all of the Company's license fees are in United States dollars. Risks inherent in the Company's international sales generally include the impact of fluctuating exchange rates or demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.

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

RISKS ASSOCIATED WITH STRATEGIC REORGANIZATION AND RESTRUCTURE

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

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, September 30, 1996


                          PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings
          Not Applicable

Item 2.   Changes in Securities
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          None

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

                         FORM 10-Q, September 30, 1996

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ON TECHNOLOGY CORPORATION



                                           /s/ Christopher A. Risley
                                           __________________________

Date: November 14, 1996                    Name:  Christopher A. Risley
                                           Title: Chief Executive Officer


                                           /s/ John M. Bogdan
                                           __________________________
Date: November 14, 1996                    Name:  John M. Bogdan
                                           Title: Vice President of Finance
                                                  and Chief Financial Officer

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                         FORM 10-Q, September 30, 1996

                                 EXHIBIT INDEX

Exhibit No.          Description
-----------          -----------

11.0                 Computation of Net (Loss) Income per share

27.0                 Financial Data Schedule