Form 10-K
period 1996-12-31
ON TECHNOLOGY CORP
filed 1997-03-31
CIK 925288

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________

Commission file number 0-26376

                           ON TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                        04-3162846
(State of incorporation)                    (IRS Employer Identification Number)

                              One Cambridge Center
                        Cambridge, Massachusetts  02142
                                 (617) 374-1400
                               http://www.on.com
             (Address and telephone of principal executive offices)
                                  ___________
        Securities registered pursuant to Section 12(b) of the Act: None


          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES X       NO______
                            ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price of the Company's common stock on March 7, 1997, as reported by the Nasdaq National Market:
$57,450,143

Indicate the number of outstanding shares of each issuer's classes of common stock as of March 7, 1997:
Common Stock, par value $0.01 per share: 12,094,767

                                                                    Form 10-K
                                                                    Reference
                                                                    --------

                      DOCUMENTS INCORPORATED BY REFERENCE

(1)  Definitive Proxy Statement for Annual Meeting for Shareholders
        Scheduled for April 30, 1997                                  Part III
(2)  Registration Statement No. 33-92562 on Form S-1, as amended      Part IV
(3)  Quarterly Report on Form 10-Q for the quarters ended
        September 30, 1995 and June 30, 1996

                     THIS DOCUMENT CONTAINS _______ PAGES.
                     THE EXHIBIT INDEX IS ON PAGE ______.

                                     PART I
                                     ------

ITEM 1 BUSINESS

THE COMPANY

     ON Technology Corporation (the "Company" or "ON") develops, markets and supports communications and network management software, including client/server tools for group scheduling, electronic mail ("e-mail"), and software metering. The Company provides software for heterogeneous networks that is designed to be simple to install and easy to use, support multiple client platforms, require minimal training, and address proven customer needs. The Company sells its products primarily to large and medium-sized corporations, institutions and government entities through a 30-day free trial marketing strategy.

     The Company was founded in 1985 and entered the communications software market in 1990 believing that the rapid proliferation of new client operating systems (Windows, DOS, Macintosh and OS/2, among others) would create heterogenous networks of various types and generations of personal computers running the latest as well as older operating systems. The Company believed that these heterogenous networks would create a demand for communications software products that run on leading edge as well as on less advanced hardware platforms. The Company began shipping e-mail products in 1990 and in 1993 expanded its product line to group scheduling software with the acquisition of substantially all of the assets of ON Technology, Inc. ("OTI"). The Company entered the software metering business by obtaining the exclusive worldwide rights to SofTrack in December 1993. The Company expanded its e-mail offerings with the acquisition of DaVinci Systems Corporation in 1994. In August of 1995, the Company completed an initial public offering of 2,360,000 of its common stock resulting in net proceeds of $31,647,000. In the first quarter of 1996, the Company entered the firewall software and anti-virus software business through the acquisitions of neTrend Corporation and Leprechaun Software International, Ltd., respectively and purchased the LAN software business from Technocom plc. The Company began shipping ONGuard, the Company's firewall software product, and Macro Virus Track, the Company's anti-virus software product, during the second quarter of 1996. The purchase of the LAN software business from Technocom plc was the Company's first physical expansion into European and international markets by establishing an office in the UK. Since that time the Company has opened sales and support offices in Sydney, Paris and Gothenburg (Sweden). On August 6, 1996, the Company announced and implemented a reorganization and restructuring plan (the "Plan") of its operations. The Plan was designed to consolidate the three acquisitions made in the first quarter of 1996 and to reflect the Company's decreased emphasis on its mature e-mail business and certain catalog products. In 1997 the Company entered into the Internet usage monitoring and PC Desktop software management businesses through the acquisition of Purview Technologies Inc. and csd Software GmbH. The Company has applied its free trial marketing and installation technology to all of the software acquired and licensed from third parties.

BACKGROUND

     During the 1980s, local area networks ("LANs") connected a heterogeneous mix of personal computers and workstations running various generations of operating systems and applications software. The introduction of LANs created a need for communications software that takes advantage of the installed LAN infrastructure. Starting with e-mail, several types of communications software evolved, including electronic group scheduling and network management software. Communications software is most effective when all members of a workgroup use the application. However, many organizations and workgroups have not found communications software that operates satisfactorily across a multi-platform computing environment. Moreover, communications software is often so feature-laden and complex that it requires extensive user training. This dramatically increases the cost of deploying the application and discourages day-to-day use by the less technically oriented users.

     As the number and size of LANs grew, demand emerged for network utilities. The earliest network utilities provided basic functions such as network backup, virus protection and printing redirection. Later, network management software evolved to enable the network administrator to manage the relationship between the data on the network and the users in the workgroup. For example, network administrators want to save money by ensuring that they are not purchasing additional software licenses while some existing licensees sit idle. Also, network administrators need to understand who is accessing their servers, what files are being accessed, or who is changing network security rights and other information. In addition, corporate officers may need to audit the network activities of even trusted network supervisors. Much of the available network management software attempts to combine many of these and other functions into a single software product. The resulting product can be difficult to use to solve specific problems. With the current shortage of trained network administrators and the prevalence of part-time administrators, easy to use tools that target specific problems faced by administrators are often preferred.

PRODUCTS AND TECHNOLOGY

     ON provides network management and communications software for heterogeneous networks that is designed to be simple to install and easy to use, support multiple client platforms, require minimum training and address specific customer needs. ON's communications software is designed to deliver increased productivity; faster, more accurate and actionable communications; better leverage of expensive corporate assets; and higher velocity of information.
ON's network management products are designed to deliver lower software licensing costs; compliance with software licensing requirements; improved network security; information on network activities; and network diagnostic assistance. The Company uses a Free Trial Marketing strategy to enhance customer satisfaction and generate close customer relationships.

     The following table sets forth certain information about ON's principal products, including the networks and operating systems supported by each:

                                                  Client Operating      First     Latest     List
  Product        Principal          Network            Systems         Release    Release  Price Per
  Category        Products         Supported          Supported        Date(1)     Date    100 Users
----------------------------------------------------------------------------------------------------
Group         Meeting Maker XP  NetWare          DOS, Windows            3/91       12/96     $8,500
Scheduling                      VINES            Macintosh
                                IPX              Windows 95
                                NetBIOS          OS/2, Unix
                                TCP/IP           Power Macintosh
                                AppleTalk
                                Internet

Internet      ON Guard          TCP/IP, IPX      DOS, Windows            5/96       10/96     $6,490
Firewall                                         Macintosh
                                                 Windows 95

Metering      SofTrack for      NetWare          DOS, Windows           11/93       11/96     $1,245
              NetWare                            Macintosh, OS/2
                                                 Windows 95

              SofTrack for      Windows NT       Windows, Windows 95    11/96       11/96     $1,245
              Windows NT

E-mail        Notework          NetWare          DOS, Windows            2/90       12/96     $5,500
                                                 Macintosh
                                                 Windows 95

              DaVinci E-MAIL    NetWare          DOS, Windows            2/88       11/95     $5,900
                                VINES            Macintosh
                                LANtastic        Windows 95

Virus         Macro             NetWare, TCP/IP  Windows                11/96       11/96     $3,995
Protection    VirusTrack        Windows NT,      Windows 95
                                NetBIOS          Windows NT

(1)  Some products were first released prior to the Company's ownership.
(2)  U.S. list prices at December 31, 1996.
This report includes trademarks of companies other than the Company. All other company or product names are trademarks or registered trademarks of their respective owners.

COMMUNICATIONS SOFTWARE

     Notework is an entry-level, easy to use e-mail application for NetWare LANs. While offering the basic features required by practically all e-mail users, Notework is designed to be installed in five minutes, used by end-users within five minutes, and administered with minimal effort. Notework maintains its simplicity by eliminating complex and little used features while making it less complicated to perform basic e-mail functions, such as creating, sending, reading and filing mail. Support is provided for DOS, Windows, Windows NT, and Windows under OS/2. Notework Mobile Office extends the simplicity theme over to remote users by utilizing the same mail address for both LAN-based and remote messages -- providing a convenience factor that even sophisticated e-mail packages cannot offer. With a gateway in place, Notework can interoperate with most private and commercial e-mail systems.

     DaVinci eMAIL is a full-featured e-mail application for DOS, Windows, and Macintosh client platforms. Although DaVinci can run on most types of LANs, the majority of its installations are operating on NetWare networks. DaVinci's administrative functions are designed to benefit from NetWare's underlying binderies and user directories to eliminate the need for an administrator to create each user twice, once for the network and once for e-mail. DaVinci supports the new, robust MHS Services transport under NDS and NetWare 4.1, and also supports NetWare 2.x and 3.x, Global MHS 2.0, Connect2 and MHS 1.5. Behind its intuitive and easy-to-use interface is a powerful and customizable application. A configurable toolbar, conversation threading, collapsible folders, as well as add-on modules for Rules and Remote users, make DaVinci eMAIL suitable for large organizations and medium-to-small businesses alike.

     Meeting Maker is a client/server, cross-platform network scheduling application that automates the process of proposing meetings, coordinating agendas, and securing meeting locations with the necessary equipment. To schedule a meeting using Meeting Maker, a user merely proposes a time for the meeting and selects the guests. The Meeting Maker client checks with the Meeting Maker server to determine whether all guests are available at the appointed time. On approval from the meeting initiator, Meeting Maker will issue an invitation to all guests. If they are not available, Meeting Maker can automatically determine the first time when all guests are available to meet. Meeting Maker then tracks the RSVPs from guests in order to keep the host informed as to the people who will and will not attend the meeting. Through its cross-platform architecture, Meeting Maker can be run on Windows (Windows 3.1/95/NT), Macintosh, PowerMac, Unix, and OS/2 workstations -- or seamlessly on any combination of these platforms in an integrated environment. Meeting Maker supports networks running either TCP/IP, IPX, AppleTalk, NetBIOS -- or any combination of these protocols. Large enterprise installations can use the Windows NT or Unix server options to support thousands of users; workgroups typically use a Windows, Macintosh or NetWare server platform. Using IP, organizations can easily connect Meeting Maker servers around the world via the Internet. With support for SMTP and MAPI, Meeting Makers can easily send meeting notices to colleagues, customers, business partners and vendors through many e-mail packages. Mobile users can use Meeting Maker with their Newton, Psion, Casio, Sharp, HP and Timex Data Watch portable devices.

NETWORK MANAGEMENT SOFTWARE

     SofTrack for NetWare is a license metering tool for Novell NetWare LAN servers that monitors the number of copies of a software application in use on each file server and desktop across the network. SofTrack allows organizations to buy software licenses based on actual usage instead of buying one copy for every user. By monitoring usage, SofTrack users can comply with software license agreements, reduce costs and avoid software piracy. SofTrack for NetWare supports NetWare 4.x and NetWare 3.x servers as well as NetWare Directory Services, providing network administrators with an efficient and time-saving solution for administrating servers, users, group and other objects in a global network environment.

     SofTrack for Windows NT is a native NT Service that provides network administrators with the ability to centrally manage software licenses, ensure compliance with licensing terms, and save money when buying upgrades and new applications. In combination with SofTrack for NetWare, SofTrack for Windows NT automatically shares licenses among NetWare and Windows NT application servers, providing the network administrator with the flexibility to automate load balancing by instructing SofTrack to reallocate unused licenses between servers. SofTrack for Windows NT is invisible to the local user and tamper-proof, preventing clever users from attempting to bypass license metering.

NETWORK SECURITY

     ON Guard Internet firewall product is designed to provide computer network security for medium to large-size organizations with Internet or Intranet exposure. The ON Guard firewall creates a barrier between an organization's network and the Internet through which only authorized traffic can pass. ON Guard is optimized for Novell NetWare and Microsoft Windows NT networks. ON Guard combines the proven firewall technique known as Stateful Multi-Layer Inspection, the price and performance advantages of the Windows and Intel architectures, and the comprehensive coverage provided by support for both IP-and IPX-based networks. The ON Guard firewall is designed to accept or reject any type of Internet or network-segment traffic. ON Guard's optional Address Translation technology dynamically maps all internal IP addresses to one "safe" address on the firewall. This added layer of protection prevents hackers from gaining access to internal networks and servers by impersonating valid IP addresses. A Windows-based configuration program prompts the network technician through a series of screens to select the types of traffic and services to accept through the firewall. A Rules Tester checks the configuration against a collection of Computer Emergency Response Team (CERT) advisories for added assurance. ON Guard is independently certified by the National Computer Security Association.

     Macro VirusTrack for Microsoft Word detects and removes Word macro viruses before the malicious programs corrupt a Microsoft Word document or spread to other computer users. It is a sophisticated anti-virus program that provides full background protection by scanning every Word document whenever the user attempts to open one, or can be configured to scan and clean documents on workstations and network drives without opening each one individually. Macro VirusTrack for Microsoft Word provides transparent protection without workstation or server performance degradation, and is compatible with other anti-virus products.

     Macro VirusTrack for Microsoft Excel detects and removes the current strain of macro viruses before the malicious programs corrupt a Microsoft Excel spreadsheet or spread to other computer users. It is a sophisticated anti-virus program that provides full background protection by scanning every Excel spreadsheet whenever the user attempts to open one, or can be configured to scan and clean spreadsheets on workstations and network drives without opening each one individually. Macro VirusTrack for Microsoft Excel provides transparent protection without workstation or server performance degradation, and is compatible with other anti-virus products.

     VirusTrack is a comprehensive anti-virus protection solution for networks that provides proactive background protection against all types of viruses, including the classic DOS and executable viruses as well as the new macro viruses. VirusTrack offers point-of-entry protection at the network level to stop viruses before they have a chance to spread across the LAN, and workstation-based protection to prevent loss of data and user productivity.

     The Purview Internet Manager is a complete enterprise solution for the management and monitoring of Internet usage in an organization. The Internet Manager features advanced technology that captures all network traffic to World Wide Web, FTP, Telnet and Gopher sites, and records it in a relational database in real-time. This allows corporations to create detailed reports and graphs showing where their employees are going on the Web, who's using it the most, and what they're downloading to internal networks, for example. In addition to monitoring usage, corporations can also choose to block specific sites in order to enforce corporate usage guidelines. The Internet Manager installs on a single, centralized Windows NT client or workstation, is transparent to end-users, and does not add network overhead or require network reconfiguration. It can be used to monitor any IP client in an Ethernet-based environment such as DOS, Windows, Unix and Macintosh systems.

     The ON Command Systems Management Environment (SME) solves the single largest problem facing PC systems administrators: reducing the cost of PC ownership. Industry analysts estimate that the combined costs of installation, problem fixing, and training costs exceed $10,000/year for each PC. To slash this burden, ON Command SME provides total system software installation and configuration. Unlike all other management applications, SME can remotely format disks, install Microsoft Windows, and all application software. And in contrast to other similar management tools, SME can individually set per-system configuration parameters (such as network addresses and interrupt vectors) as well as application options (like default document directory settings). SME is cross platform, with servers running on several Unix platforms as well as NetWare, using either IP or IPX to communicate with desktops running any version of Microsoft's desktop operating systems. SME is already in use at dozens of very large enterprises, actively managing over 50,000 PCs in its largest installation.

SALES AND MARKETING

     The Company concentrates its sales and marketing efforts on an integrated Free Trial Marketing strategy, complemented by public relations, trade shows, trade advertising, direct mail and electronic distribution via the Internet.

     Free Trial Marketing

     One of the first questions that network administrators ask of software vendors is: "Will this software work in my network environment?" ON resolves this concern for potential customers by providing them with 30-day free trials of all of the Company's principal products. The trials are full featured versions of the product that are internally designed to cease operation in 30 days ("Free Trial Marketing"). The Company's Free Trial Marketing strategy reaches and supports its prospects through a combination of direct mail, trade shows, press relations, telemarketing and advertising. The Company's telephone sales ("telesales") personnel actively market ON's products to prospective and existing customers whose names and profiles are provided through ON's lead generating programs. Another significant focus of the Company's telesales force is to contact existing customers to cross-sell additional communications software and network management software. The Company's periodic upgrade programs are intended to enhance the functionality of ON's products, ensure the compatibility of the product with new versions of operating systems and provide an opportunity for the Company's telesales force to market new products and increase the number of users licensed at each site.

     The Company's house list records contain information such as contact name, contact title, network size, number of servers and the type of client platforms used at a site. The database also records ON's contacts with prospects and customers by either sales or customer support personnel. The Company has found that prospects who decide not to purchase the first product they trial are still receptive to trying and buying subsequent products offered to them. In addition, whenever the Company upgrades a product, it offers a retrial to previous tried-but-did-not-buy prospects. The Company also maintains a private use database at a bonded third party database contractor. This private use database contains more than 100 key industry mailing lists. Using this database, the Company can focus its mailings on particular target segments. For example, Meeting Maker XP sells well to operators of LANs where a significant minority of the users run Macintosh computers. A search for all the people who both subscribe to a Macintosh publication and a network publication yields a well focused mailing list for a Meeting Maker XP offer. The private use database was constructed to ON's specifications and only ON has access to it.

     Adapting the Free Trial Marketing Strategy to the International Market

     In 1996, approximately 18% of ON's revenues came from outside of the United States. ON's international distributors and resellers adapt ON's marketing techniques to local conditions but overall follow the same Free Trial Marketing disciplines and focus on getting trials installed and evaluated. ON's international team is concentrating on supporting current distributors and resellers and finding compatible distributors and resellers for new markets.

     Other Marketing Activities

     ON promotes its products through advertising activities in trade publications and direct mail campaigns, including its Editor's Choice catalog, which also offers network products produced by other vendors. While revenue from the Editor's Choice catalog is not expected to be significant to the Company's total revenue, the catalog business is profitable and management believes that the catalog provides valuable market intelligence and relationships. By monitoring and measuring the sale of different products and product categories through the catalog, the Company can guide the development of its own product line. In addition, the Company is developing relationships with some of the smaller firms that provide products in the catalog. Management believes that these relationships will provide a number of opportunities for the Company to license or acquire technology in the future.

     The Company also distributes its software trials through electronic distribution via the Internet. The Company operates a World Wide Web server on the Internet and has its free trials available for download from that server. In addition, the Company has its trials available for download from Cybersource's Software.net server. The Company does not believe that Internet prospects need any less sales support than do mailing response prospects. Therefore, in order to download a trial of the Company's products from either ON's server or Software.net, the prospect must fill out a questionnaire. That prospect gets the same support calls as any mailed-in customer. The Company maintains forums on CompuServe and America Online, which enable subscribers of these services to discuss issues related to communications software and network management software and make inquiries regarding ON's products.

     ON has a limited number of original equipment manufacturer arrangements. Total revenue derived through these arrangements, however, is not significant. The Company also attends trade shows and publishes quarterly newsletters which are mailed to existing and prospective customers.

     Beginning late in 1996, ON began to complement direct sales with its new Enterprise Sales program. This effort focuses on key accounts with larger companies where the opportunity exists for volume sales and long-term, repeat business. Through the Enterprise program, ON is building relationships in which its knowledge of the customer's needs translates into purchasing advantages and maximized support. Regular visits to the customer's site provide our sales representatives with valuable feedback for technology development, future upgrades, and service enhancements.

PRODUCT DELIVERY

     The Company has a variety of means to fulfill the product demand created by its marketing program.

     Direct Fulfillment

     Most of the Company's orders are delivered through direct fulfillment contractors that manufacture and assemble components, store inventory, and process customer orders received from ON for either same or next day shipment. Orders are recorded by the ON sales department and transferred electronically to the fulfillment contractor for processing. ON owns all of its inventory and has an in-house production staff to purchase inventory and help ensure availability for shipments. Once orders are shipped by the fulfillment contractor, shipping confirmation is returned to ON electronically.

     Independent Distributors

     ON utilizes independent distributors to market its products internationally and, to a substantially lesser extent, in North America. ON's international distributors are responsible for marketing the Company's software and for providing technical and customer support to their customers. While these distributors include some large systems integrators, most are small companies that market ON's software along with products of other companies that they represent. The agreements between the Company and its international distributors typically obligate the distributor to provide technical support and the most current versions of the Company's products to the distributor's customers and to provide the Company with information about its licensees. International distribution agreements generally are terminable by the Company under certain circumstances, including failure of the distributor to meet specified sales targets.

     Resellers

     ON also markets its products through resellers, including Egghead Software, Corporate Software, Software Spectrum and 800 Software. These resellers focus primarily on licensing the Company's software to corporate and government customers.

CUSTOMERS

     The Company markets its products primarily to large and medium size corporate, government and institutional customers. None of the Company's customers accounted for more than 10% of the Company's total revenue in 1994, 1995 and 1996.

CUSTOMER SUPPORT

     Approximately one-half of the Company's customer support calls occur during the 30-day Free Trial period. The Company believes that quality technical support is critical to the success of any software business, but is especially critical if the support must be given in advance of the purchase decision. Accordingly, the Company has invested heavily both in the support personnel and in software and hardware tools to improve the quality of support. In particular, the Company utilizes a sophisticated shared database to provide problem-solution combinations to its representatives. The Company employs a full time knowledge engineer to design better solution delivery tools for its support representatives.

RESEARCH AND DEVELOPMENT

     The Company's product development organization, currently consisting of 46 employees and additional full-time and part-time contract programmers, is responsible for developing new products, adapting acquired products to fit the ON product strategy and enhancing existing products. Generally, the Company's contract programmers do not work exclusively for the Company. In addition, the development organization provides free trial expiration technology, registration technology and installation technology to third party developers who are building products for license to ON. For example, SofTrack which is licensed by the Company from a third party on an exclusive worldwide basis, was modified by its developers as a condition of the license to incorporate ON's Free Trial Marketing and installation technology.

     A key development consideration for ON is that its products must serve and win over the user during the 30-day trial. For this reason, products are designed to prove themselves useful without imposing a substantial burden on the user's time. ON's design objectives require that sophisticated technical functions be expressed in highly usable and simple to operate features. The Company's marketing, technical support and sales departments are involved in all phases of the development process. The technical support department provides input on potential enhancements to existing products and participates in the design of new products.

     A key element of the Company's research and development strategy is to make its products available on platforms that are important to its customers. The Company is currently extending some of its products to support OS/2, Windows 95, Windows NT and two dialects of UNIX.

     The Company runs a large heterogeneous network and is therefore able to serve as the first site (the alpha site) where its new communications and network management software is operated and tested in an actual production environment. The Company solicits feedback from its internal users to improve product usability and to identify and correct software errors. Thereafter, beta test sites are selected from the prospect database to provide experience in a variety of network environments. During beta tests, ON dedicates staff from the support and sales department to follow up beta sites and solicit detailed beta reports on usability and errors occurring in customer environments. Many quality assurance personnel have been recruited from the technical support department because they are able to test products with greater awareness of the issues which might confuse customers.

     The Company intends to continue to evaluate strategic acquisitions of complementary products that will enable ON to offer expanded communications and network management software. The Company also has full-time staff evaluating products developed by third parties for possible product or technology licensing or acquisition, potential joint ventures or strategic alliances.

     The Company expended approximately $5,277,000, $7,015,000 and $8,456,000 in 1994, 1995, and 1996, respectively, on research and development, excluding charges for purchased incomplete research and development projects. The Company's practice to date has been to expense all software development costs as incurred.

COMPETITION

     The market for the Company's products is highly competitive, and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting the market for its products include performance, functionality, ease of use, ease of installation, quality, customer support, breadth of product line, speed of product delivery, frequency of upgrades and updates, brand name recognition, company reputation and price. Certain of the criteria upon which the performance and quality of the Company's communications and network management software compete include speed of response, ease of use, interoperability with other messaging systems and simplicity of administration. Although the Company has only recently entered the network management software market, which itself continues to be an emerging market, the Company believes that it generally competes favorably with respect to each of these factors. However, certain of the Company's competitors, such as Blue Lance, and Funk Software, have been in the market longer than the Company, and other competitors, such as Intel, McAfee, Seagate and Symantec, are larger and may have greater name recognition than the Company. As is the case in many segments of the software industry, the Company may encounter increasing price competition in the future. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which could adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will continue to compete effectively against existing and potential competitors in the communications and network management software market, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company. In addition, there can be no assurance that software vendors who currently use traditional distribution methods will not in the future decide to compete more directly with the Company by utilizing free trial marketing.

     Both the communications software market and the network management software market are highly fragmented, with products offered by many vendors. In the e-mail market, the Company competes with offerings from CE Software, Infinite Technologies, Lotus, Microsoft, Novell, Netscape, and numerous shareware and freeware developers. In the group scheduling market, the Company competes with Campbell Services, CE Software, Lotus, Microsoft, Microsystems Software, Novell, Now Software, and with personal information managers products ("PIMs") that have been enhanced to include some group scheduling features. Lotus, Microsoft and Novell have in the past bundled communications software with their operating system products or software application suite offerings and have publicly announced, or the Company believes are likely to provide, such bundles with future offerings. There can be no assurance that the Company can continue to compete effectively against communications software which is included free with the operating system, as these bundled products are improved in the future. In addition, the trend toward enterprise-wide communications software solutions may result in a consolidation of the communications software market around a smaller number of vendors who are able to provide all of the necessary software and support capabilities.

     In the network management software market, the Company's principal competitors include Intel, McAfee, Symantec, Seagate, Check Point, Software Technologies Ltd., Raptor Systems, numerous shareware authors who distribute products through electronic software distribution, and numerous smaller companies that may in the future develop into stronger competitors or be consolidated into larger competitors. Shareware is software that is made available electronically on bulletin boards. Shareware users are encouraged to evaluate the software for a short period of time and then either cease using it or pay a license fee. The Company also faces competition from large and established software companies such as Lotus, Microsoft and Novell, which offer communications and network management software as enhancements to their network operating systems or as part of their software application suites. The Company believes that as these markets develop, it may face increased competition from these large companies, as well as other companies seeking to enter the market.

     Historically, the Company's international revenue has been generated primarily through independent distributors in Europe, Australia, Israel, South Africa and South America, certain of which are bound by contracts with the Company but which generally do not represent the Company exclusively. During 1996, the Company established sales and support offices in Australia, France and Sweden. It also established its international headquarters in the UK to sale, support and market its products within the UK and support its other international offices. The competitive environment for communications software tools internationally is similar to that in North America. The Company has only recently begun to compete in Asian markets, which have significantly lagged behind North America and Europe in their adoption of LAN technology. There can be no assurance that the Company will be able to continue to compete successfully in international markets.

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

PROPRIETARY TECHNOLOGY

     The Company's success is heavily dependent upon its proprietary software technology. The Company relies on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect its proprietary rights in its software. The Company has not to date registered any of its copyrights. The Company has obtained registrations in the United States for the following trademarks: ON Technology, Notework, Meeting Maker, ON Technology & Design, ON Location, Instant Update and DaVinci Systems. The Company uses a printed "shrink-wrap" license for users of its products distributed through traditional distribution channels in order to protect its copyrights and trade secrets in those products. Since these licenses are not signed by the licensee, many authorities believe that they may not be enforceable under many state laws and the laws of many state and foreign jurisdictions.

     In addition, the laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection for those rights. Furthermore, the Company has obtained only four foreign registrations of its Notework mark and two foreign registrations of its Meeting Maker mark due to the significant costs involved. As a result, the Company may not be able to prevent a third party from using its trademarks in many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology.

     There can be no assurance that the steps taken by the Company to protect its proprietary software technology will be adequate to deter misappropriation of this technology. In addition, the Company provides customer support to unlicensed users during the Free Trial period. Lesser sensitivity by corporate, government or institutional users to avoiding copyright infringement could have a material adverse effect on the Company's business, financial conditions and results of operation. While the Company to date has not taken any legal action to enforce its intellectual property rights against infringing users, it believes, based upon current interpretations of law, that its use of Free Trial Marketing and the widespread availability of its trials do not significantly impact its ability to enforce its intellectual property rights against infringing users, including corporate, institutional and government entities. However, there can be no assurance that a court or other authority may not rule otherwise in the future. Such a ruling would have a material adverse effect on the Company's business, financial condition and results of operations.

     There has also been substantial litigation in the software industry involving intellectual property rights, although, to date, the Company has not been subject to any such litigation. Although the Company does not believe that it is infringing the intellectual property rights of others, there can be no assurance that such claims, if asserted, would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, as the Company may acquire or license a portion of the software included in its future products from third parties, its exposure to infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of any software being acquired. The Company generally obtains representations as to the origin and ownership of such acquired or licensed software and generally obtains indemnification to cover any breach of such representations. However, there can be no assurance that such representations are accurate or that such indemnification will provide adequate compensation for a breach of such representations. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, financial condition or results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.

OPERATIONS

     The Company designs most of its product, marketing and sales materials in-house. Product and trial orders are fulfilled under contract with outside fulfillment agencies. First calls for catalog orders are handled by an outside agency, with difficult calls forwarded to the Company. The balance of other sales and support calls are handled directly by the Company.

EMPLOYEES

     From December 31, 1995 to December 31, 1996, the number of Company employees decreased from 346 to 288, primarily due to the restructuring implemented by the Company in the third quarter of 1996. Competition for qualified management and technical personnel is intense in the software industry. The Company's continued success will depend in part on its ability to attract and retain qualified personnel. None of the Company's employees is represented by a labor union and the Company believes that its employee relations are good.

MANAGING BUSINESS GROWTH WITH ACQUISITIONS

     The Company may in the future undertake acquisitions that could present challenges to the Company's management, such as integrating and incorporating new operations, product lines, technologies and personnel. If the Company's management is unable to manage these challenges, the Company's business, financial condition or results of operations could be materially adversely affected. Any acquisition, depending on its size, could result in the use of a significant portion of the Company's available cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders. Furthermore, there can be no assurance that any acquired products will gain acceptance in the Company's markets.

ITEM 2.  PROPERTIES

     The Company's headquarters, located in Cambridge, Massachusetts, currently occupies approximately 41,200 square feet under a lease expiring September 30, 1999 and approximately 7,500 square feet under a sublease expiring January 31, 1998. The Company's Morrisville, North Carolina offices occupy approximately 6,900 square feet under a lease expiring November 30, 2001. The Company's San Jose, California offices occupy approximately 4,200 square feet under a lease expiring May 15, 1999. The Company's Marietta, Georgia offices occupy approximately 3,500 square feet under a lease expiring June 15, 1999. The Company's international offices are located in the UK, France and Australia of which each of the offices occupy approximately 14,000 square feet, 156 square feet, and 516 square feet, respectively. The lease for the occupancy in the United Kingdom expires March 31, 2005 whereas the leases in France and Australia expire in April and May 1997, respectively. The Company believes that its existing facilities are adequate for the present and that additional space will be available as needed.

ITEM 3  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II
                                    -------

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

PRICE RANGE OF COMMON STOCK

     The Company effected its initial public offering on August 1, 1995 at a price of $15.00 per share. Since that date, the Company's Common Stock has traded on the Nasdaq National Market under the symbol ONTC. The following table sets forth, for the period indicated, the high and low closing sales prices for the Common Stock, all as reported by Nasdaq.

                                        HIGH               LOW
                                       ------             ------
YEAR ENDED DECEMBER 31, 1996
First Quarter                          $19.13             $11.00
Second Quarter                          14.75              10.25
Third Quarter                           10.63               4.63
Fourth Quarter                           7.88               5.00
YEAR ENDED DECEMBER 31, 1995
Third Quarter (from August 1, 1995)     19.50              14.75
Fourth Quarter                          17.00              12.00

As of March 7, 1996, there were approximately 1,918 stockholders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has not declared or paid cash dividends on its Common Stock since 1992 when it converted from an S Corporation to a C Corporation. The Company currently intends to retain any earnings for use in developing and growing its business, and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's bank line of credit does not contain any restrictions on the payment of dividends, unless the payment of such dividends would result in a default thereunder.

RECENT SALES OF UNREGISTERED SECURITIES

     During 1996 and the first quarter of 1997, the Company issued 2,042,561 shares of its common stock with an aggregate fair value of $17,751,143 as part of the consideration for the acquisitions of neTrend Corporation, Leprechaun Software International, Ltd. and csd Software GmbH, respectively. Each such sale was a private offering. The Company relied on Section 4(2) of the Securities Act of 1993 (the "Securities Act") for the exemption of such sales from registration under the Securities Act. See "Notes to Consolidated Financial Statements".

ITEM 6  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial data derived from the Consolidated Financial Statements of the Company. The Consolidated Financial Statements have been audited by Arthur Andersen LLP, independent public accountants. The data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                 YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------
                                                     1992      1993      1994      1995       1996
                                                  --------------------------------------------------
                                                         (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Net product revenue                               $3,306   $ 7,728   $25,240   $43,381   $  50,165
  Other revenue                                        138       177       588       740       1,627
                                                  --------------------------------------------------
     Total revenue                                   3,444     7,905    25,828    44,121      51,792
                                                  --------------------------------------------------

Operating expenses:
  Cost of product revenue                              143       763     6,716     8,199      11,951
  Sales and marketing                                2,121     5,009    10,824    20,984      24,176
  Research and development                             744     2,364     5,277     7,014       9,456
  General and administrative                           429     1,183     2,319     3,184       4,407
  Charge for purchased research
     and development                                    --     1,537     4,700        --      13,285
 Charge for restructuring                               --        --        --        --       5,415
                                                  --------------------------------------------------
Income (loss) from operations                            7    (2,951)   (4,008)    4,740     (16,898)
Interest income (expense), net                          --       (13)      (80)      554       1,134
                                                  --------------------------------------------------
Income (loss) before provision
  for taxes                                              7    (2,964)   (4,088)    5,294     (15,764)
Provision for income taxes                              (5)       --       (11)   (1,622)        (97)
                                                  --------------------------------------------------
Net income (loss)                                   $    2   $(2,964)  $(4,099)  $ 3,672   $ (15,861)
                                                  ==================================================
  Cash dividend per common share                     $0.13        --        --        --          --
  Pro forma net income (loss) per
     share(1)                                                           $(0.59)    $0.40      $(1.46)
                                                                    ================================
   Pro forma weighted average common
     and common equivalent shares
        outstanding(2)                                                   6,952     9,087      10,854
                                                                    ================================
                                                      YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------
                                            1992      1993      1994      1995        1996
                                        --------------------------------------------------
                                                           (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents               $  509   $   101   $ 2,798   $33,338   $  20,774
  Working capital (deficit)                  578    (1,182)    1,299    35,562      25,347
     Total assets                          1,250     3,929    13,168    50,173      44,142
  Long-term obligations, less current
     portion                                  --       280       878     1,506         510
  Redeemable convertible preferred stock   1,189     3,205    12,188        --          --
  Total stockholders' equity (deficit)      (414)   (3,235)   (7,840)   40,306      33,493

(1) Reflects the conversion of all outstanding shares of the Company's Convertible Preferred Stock into 3,841,632 shares of
Common Stock at the closing of the Company's initial public offering on August 1, 1995.
(2) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ON Technology Corporation is a leading providing of network security, network management and network scheduling software and services that help people work together on networks and across the Internet. ON product brand names include ON Guard, an award winning Internet firewall; VirusTrack, innovative technology for preventing the spread of macro viruses; SofTrack, a market-leading software metering solution for both NetWare and Windows NT networks; Meeting Maker, a leading calendaring and scheduling solution; and DaVinci and Notework, two best-selling e-mail packages specifically for NetWare LANs. ON products operate on NetWare, Windows NT, LAN Manager and Internet networks that include combinations of Windows, Windows 95, Windows NT, Macintosh, PowerMac, OS/2, Unix and DOS/Windows workstations using IP, IPX, NetBIOS and AppleTalk protocols.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain financial data as percentages of the Company's total revenue:

                                           YEAR ENDED DECEMBER 31,
                                        -------------------------------
                                            1994     1995     1996
                                        -------------------------------
Revenue:
     Net product revenue                     97.7%    98.3%    96.9%
     Other revenue                            2.3      1.7      3.1
                                        -------------------------------
       Total revenue                        100.0    100.0    100.0
                                        -------------------------------
Operating expenses:
     Cost of product revenue                 26.0     18.6     23.1
     Sales and marketing                     41.9     47.6     46.6
     Research and development                20.4     15.9     18.3
     General and administrative               9.0      7.2      8.5
     Charge for purchased R&D                18.2       --     25.6
     Charge for restructuring                  --       --     10.5
                                        -------------------------------
(Loss) income from operations               (15.5)    10.7    (32.6)
                                        -------------------------------
Interest (expense) income, net               (0.3)     1.3      2.2
                                        -------------------------------
Net (loss) income before provision for
 income taxes                               (15.8)    12.0    (30.4)
                                        -------------------------------
Provision for income taxes                     --     (3.7)     (.2)
                                        -------------------------------
Net (loss) income                           (15.8)%    8.3%   (30.6)%
                                        ===============================

NET PRODUCT REVENUE. The Company's net product revenue is derived primarily from the licensing of software products. Net product revenue also includes revenue from catalog sales of third party products and catalog advertising space. The Company sells advertising space in its catalog for cash or receives third party advertised product. Revenue for catalog advertising space for cash sales is recognized the day the catalog is mailed to customers. Revenue for third party advertised product received is recognized as each item is sold. Net product revenue increased 72.0% from 1994 to 1995, and 15.6% from 1995 to 1996, due primarily to the increase in volume of sales of communications and new network management software to new customers and to customers upgrading existing licenses. In addition, net product revenue for the first six months of 1994 includes the recognition of approximately $1.5 million of product revenue relating to products shipped in 1993 for which the Company had significant customer obligations which were satisfied by the shipment of a final product version in the first quarter of 1994.

OTHER REVENUE. The Company's other revenue consists of rentals of portions of the Company's customer lists, royalties received in connection with licensing ON's software to third parties and maintenance revenue. Other revenue increased by 25.9% from 1994 to 1995, and 119.9% from 1995 to 1996. These increases were primarily due to an increase in revenue generated from maintenance agreements.

COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of expenses associated with product documentation, production and fulfillment costs, and royalty fees associated with products that are licensed from third party developers. In addition, cost of product revenue includes the cost of third party products resold through the Company's catalog, the cost of producing the catalog and amortization of purchased intangibles. Cost of product revenue decreased as a percentage of total revenue from 26.0% in 1994 to 18.6% in 1995 as catalog revenue decreased as a percentage of total revenue in both 1994 and 1995. The four editions of the Editors' Choice catalog published in 1995 were similar in breadth of product offering to the four editions published in 1994. The revenue growth of the other product offerings of the Company significantly outpaced the growth of catalog revenue, as the catalog had substantially reached its mature revenue level per edition. Cost of product revenue increased as a percentage of total revenue from 18.6% in 1995 to 23.1% in 1996. This increase was primarily due to a $571,000 elimination of profit for inventory previously sold to Technocom, plc, prior to the Company's acquisition of their LAN software business, a $2.0 million inventory write down related to the restructuring in the third quarter of 1996, and an increase in product sales from 1995 to 1996. As part of the Company's restructuring plan and reorganization of its operations, the Company has decreased its emphasis on the e-mail business and certain catalog products and has ceased to market, sell, develop, and support other product lines. As a result, the product inventory relating to the de-emphasized products, and discontinued product lines were subsequently identified and written off, all of which is included in cost of product revenue in the amount of $2.0 million. The product sales related increase was consistent as a percentage of total revenue from 1995 to 1996.

SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail and telemarketing campaigns, and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of administering the catalog operation, the costs of public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. Sales and marketing expense increased as a percentage of total revenue from 41.9% in 1994 (46.1% excluding the impact of the 1993 deferred revenue) to 47.6% in 1995 due principally to the Company's investment in its telemarketing organization in North Carolina. Sales and marketing expense decreased slightly as a percentage of total revenue from 47.6% in 1995 to 46.7% in 1996. This slight decrease is a result of the restructuring of the Company, offset by the additional sales personnel required to support the growth in the customer base, the costs associated with the Company's marketing efforts of existing products, the beginning of ON Technology UK Ltd.'s marketing programs in Europe, and the launch of the Company's new firewall product, ON Guard. The Company anticipates that sales and marketing expense will continue to increase in absolute dollars as the Company continues to expand direct marketing efforts, but that sales and marketing expense will remain consistent or decrease as a percentage of total revenue.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and costs associated with providing technical support. Research and development expense decreased as a percentage of total revenue from 20.4% in 1994 to 15.9% in 1995 primarily as a result of increased licensing of third party network management software products which more than offset the cost of continued development of incomplete products acquired from DaVinci in 1994. Research and development expense increased as a percentage of total revenue from 15.9% in 1995 to 18.3% in 1996. This increase in absolute dollars was primarily related to the increase in the size of the product portfolio, the associated costs of product development, enhancements and maintenance, and the additional costs associated with the Company's acquisitions of neTrend Corporation and Leprechaun Software International, Ltd. in the first quarter of 1996. The Company plans to continue to make significant investments in research and development.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation, executive support costs, accounting operations, planning, and business development operations. General and administrative expense increased in absolute dollars from $5.3 million in 1994 to $7.0 million in 1995 due to personnel growth and associated costs, and decreased as a percentage of total revenue from 9.0% in 1994 to 7.2% in 1995. General and administrative expense increased in absolute dollars from $7.0 million in 1995 to $9.5 million in 1996 and as a percentage of sales from 7.2% in 1995 to 8.5% in 1996. The increase reflects personnel growth and associated costs in general support areas including costs associated with the Company's acquisition of the LAN software business from Technocom plc in the first quarter of 1996, resulting in the newly formed ON Technology UK Ltd., and the related expenses of administering that office.

CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT. In connection with the acquisition of DaVinci in 1994, the Company allocated $4.7 million of the purchase price to incomplete research and development projects. In connection with the acquisitions of neTrend Corporation, Leprechaun Software International, Ltd. and the LAN Software business from Technocom plc in 1996, the Company allocated an aggregate of $13.3 million of the respective purchase prices to incomplete research and development projects. These costs were expensed as of the acquisition dates and the allocations represent the estimated fair values related to the incomplete projects determined by independent appraisals using appropriate assumptions and valuation techniques. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in these acquisitions have required substantial additional development by the Company.

CHARGE FOR RESTRUCTURING. On August 6, 1996, the Company announced that it had implemented a reorganization of its operations and a restructuring plan (the "Plan"). The Plan included write-offs and writedowns of certain assets, including accruing the costs related to a significant reduction in the Company's work force, primarily in the technical support and sales and marketing departments, and the de-emphasis of certain product lines, resulting in a non-recurring charge of $5.4 million. Included in the Plan was an inventory writedown of $2.0 million which is included in cost of product revenue in accordance with Emerging Issues Task Force (EITF) 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.

The following are the significant components of the $5.4 million charge for restructuring:

Employee severance, benefits and related costs                                   $1.5

Write-off and writedown of assets to net realizable value excluding inventory     3.5

Provision for lease loss and related costs in closing facility                     .4
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

The writedown of assets to net realizable value includes the write-off of certain assets for which there is no future economic benefit to the Company. These costs include approximately $280,000 of equipment at the facility being closed, $1,558,000 million to write-off capitalized direct marketing costs, $764,000 of prepaid expenses consisting of prepaid license fees, royalties and trade show costs, $589,000 of customer deductions and concessions and $397,000 in the write-off of purchased intangibles related to product lines for which the Company announced its plan to cease active pursuit of new customers and to no longer provide technical support to existing customers.

The facility and lease loss accrual of $360,000 consists of costs related to the planned shutdown of the Company's current facility in Morrisville, NC, including the net book value of remaining leasehold improvements of $115,000.

INCOME TAXES. The provision for income taxes during 1994 consisted of federal alternative minimum and minimum state taxes. The tax provision for 1995 was calculated based upon the Company's effective tax rate, giving benefit to available net operating loss and credit carryforwards. In the year ended December 31, 1996, the Company incurred a significant operating loss. However, included in the book charges were amounts not currently deductible for income taxes. The 1996 tax provision includes the amount currently payable with an offsetting deferred tax benefit to record a portion of the Company's deferred tax asset.

SELECTED QUARTERLY OPERATING RESULTS

     The following tables set forth certain unaudited quarterly results of operations for each of the eight quarters in the period ended December 31, 1996. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of this information in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto.

                                                                            THREE MONTHS ENDED
                                        ----------------------------------------------------------------------------------------
                                          MAR. 31,   JUNE 30,   SEPT 30,   DEC. 31,    MAR. 31,   JUNE 30,   SEPT 30,   DEC. 31,
                                            1995       1995       1995       1995        1996       1996       1996       1996
                                        ----------------------------------------------------------------------------------------
Revenue:
     Net product revenue                    $8,637    $10,359    $11,331    $13,054   $  10,967    $13,405    $12,248    $13,546
     Other revenue                             174        166        168        232         342        421        389        474
                                        ----------------------------------------------------------------------------------------
       Total revenue                         8,811     10,525     11,499     13,286      11,309     13,826     12,637     14,020
                                        ----------------------------------------------------------------------------------------
Operating expenses:
     Cost of product revenue                 1,719      1,975      2,093      2,412       2,770      2,520      4,423      2,238
     Sales and marketing                     4,265      5,044      5,440      6,235       5,471      6,577      6,172      5,953
     Research and development                1,600      1,706      1,774      1,934       1,965      2,317      2,493      2,681
     General and administrative                744        731        798        911         947      1,142      1,102      1,217
     Charge for purchased R&D                   --         --         --         --      13,285         --         --         --
     Charge for restructuring                   --         --         --         --          --         --      5,415         --
                                        ----------------------------------------------------------------------------------------
Income (loss ) from operations                 483      1,069      1,394      1,794     (13,129)     1,270     (6,968)     1,931
                                        ----------------------------------------------------------------------------------------
Interest (expense) income, net                 (26)       (26)       214        392         342        282        259        250
                                        ----------------------------------------------------------------------------------------
Net income (loss) before provision for
 income taxes                                  457      1,043      1,608      2,186     (12,787)     1,552     (6,709)     2,181
                                        ----------------------------------------------------------------------------------------

(Provision) benefit for income taxes          (140)      (320)      (492)      (670)       (327)      (112)       483       (141)
                                        ----------------------------------------------------------------------------------------
Net income (loss)                           $  317    $   723    $ 1,116    $ 1,516   $(13,114 )   $ 1,440    $(6,226)   $ 2,040
                                        ========================================================================================

The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for each of the eight quarters in the period ended December 31, 1996:

                                                                             THREE MONTHS ENDED
                                        ---------------------------------------------------------------------------------------
                                          MAR. 31,   JUNE 30,   SEPT 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT 30,   DEC. 31,
                                            1995       1995       1995       1995       1996       1996       1996       1996
                                        ---------------------------------------------------------------------------------------
Revenue:
     Net product revenue                      98.0%      98.4%      98.5%      98.3%      97.0%      97.0%      96.9%      96.6%
     Other revenue                             2.0        1.6        1.5        1.7        3.0        3.0        3.1        3.4
                                        ----------------------------------------------------------------------------------------
       Total revenue                         100.0      100.0      100.0      100.0      100.0      100.0      100.0      100.0
                                        ---------------------------------------------------------------------------------------
Operating expenses:
     Cost of product revenue                  19.5       18.8       18.2       18.2       24.5       18.2       35.0       16.0
     Sales and marketing                      48.4       47.9       47.3       46.9       48.4       47.6       48.8       42.5
     Research and development                 18.2       16.2       15.5       14.6       17.4       16.8       19.7       19.1
     General and administrative                8.4        6.9        6.9        6.9        8.3        8.3        8.7        8.7
     Charge for purchased R&D                   --         --         --         --      117.5         --         --         --
     Charge for restructuring                   --         --         --         --         --         --       42.9         --
                                       ----------------------------------------------------------------------------------------
Income (loss ) from operations                 5.5       10.2       12.1       13.4     (116.1)       9.1      (55.1)      13.8
                                       ----------------------------------------------------------------------------------------
Interest (expense) income, net                (0.3)      (0.3)       1.9        3.0        3.0        2.1        2.0        1.8
                                       ----------------------------------------------------------------------------------------
Net income (loss) before provision for
 income taxes                                  5.2        9.9       14.0       16.4     (113.1)      11.2      (53.1)      15.6
                                       ----------------------------------------------------------------------------------------
(Provision) benefit for income taxes          (1.6)      (3.0)      (4.3)      (5.0)      (2.9)       (.8)       3.8       (1.0)
                                       ----------------------------------------------------------------------------------------
Net income (loss)                              3.6%       6.9%       9.7%      11.4%   (116.0)%      10.4%    (49.3)%      14.6%
                                        =======================================================================================

     Historically, revenues in the first quarter have been lower than in the preceding fourth quarter due to customer budgeting and purchasing patterns. The Company's results of operations have been and may in the future be subject to significant quarterly fluctuations. These fluctuations may be due to a variety of factors, including the timing of significant orders, the timing of the introduction or announcement of new or enhanced products by the Company or its competitors, variations in net revenue by product and distribution channel, increased price and other competition, capital spending patterns of end-users, delays in shipping new or existing products, conditions within the software and networking industries, and economic conditions generally.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through cash flow from operations and private and public placements of capital stock. At December 31, 1994, 1995, and 1996 the Company had available cash and cash equivalents of $2.8 million, $33.3 million and $20.8 million, respectively, and working capital of $1.3 million, $35.6 million and $25.3 million, respectively. On April 1, 1996, the Company acquired a new line of credit with a commercial bank for $10.0 million that allows the Company to borrow up to the lesser of $10.0 million or the sum of 80% of qualified domestic accounts receivable and 40% of qualified foreign accounts receivable. Borrowings bear interest at the bank's prime rate. The line expires April 1, 1998. Advances pursuant to the line of credit are secured by liens granted on the Company's accounts receivables. At December 31, 1994, 1995 and 1996, the Company did not have an outstanding balance under the line of credit agreement.

     Net cash provided by (used in) operating activities for the years ended December 31, 1994, 1995 and 1996 was $1.2 million, $(265,000) and $(656,000), respectively. In 1994, net cash provided by operating activities consisted of a $4.1 million net loss which was the result of a $4.7 million charge for incomplete research and development relating to the acquisition of DaVinci, a $2.4 million increase in accounts receivable, a $712,000 increase in direct marketing costs and a $1.4 million decrease in deferred revenue offset by an increase of $1.9 million in accounts payable, $1.4 million in accrued expenses and $1.2 million in the reserve for distributor inventory. The increase in the reserve for distributor inventory represents the Company's estimate of product paid for by distributors that will be returned. In 1995, net cash used in operating activities consisted of approximately $3.7 million of net income from operations, a $311,000 decrease in accrued expenses, a $91,000 decrease in accounts payable, a $2.0 million increase in accounts receivable, a $279 ,000 decrease in reserve for distributor inventory, and a $2.0 million increase in inventories. The increase in inventories was due primarily to new product introductions, increased stocking levels as a result of increased revenue and related unit shipments, and procedures put in place by the Company during 1995 to help ensure more complete availability of product in stock. In 1996, net cash used in operating activities consisted of approximately $15.9 million net loss from operations which was the result of a $13.3 million charge for incomplete research and development relating to the acquisitions of Leprechaun Software International, Ltd., neTrend Corporation and the LAN software business from Technocom, plc, a $3.0 million charge for restructuring, depreciation and amortization of $3.2 million, offset by an increase in accounts receivable of $3.2 million and increase in prepaid assets of $1.4 million.

     Net cash used in investing activities for the years ended December 31, 1994, 1995 and 1996 was $6.1 million, $611,000 and $9.5 million, respectively. This primarily reflects purchases of property and equipment of $374,000, $1.2 million, and $4.5 million, respectively, and direct costs of the acquisition of DaVinci of $5.0 million in 1994 and of Leprechaun Software International, Ltd., neTrend Corporation, and the LAN software business from Technocom plc of $628,000, $2.2 million, and $2.0 million, respectively.
While the Company expects capital expenditures to increase as revenue and the number of employees increases, there are currently no plans to change the Company's current pattern of investment in property and development on either a long or short term basis.

     Net cash (used in) provided by financing activities for the years ended December 31, 1994, 1995 and 1996 was $7.6 million, $31.4 million and ($2.6)
million, respectively. In 1994, this was the result of multiple private placements of capital stock of $8.5 million, borrowings under the line of credit of $562,000, payments under the line of credit of $1.2 million and principal repayments on obligations of capital leases of $280,000. In 1995, this was a result of principal repayments on obligations of capital leases of $869,000, and $31.6 million in net proceeds from the issuance of common stock from the initial public offering in August 1995. In 1996, this was a result of principal repayments on obligations of capital leases of $1.2 million and the purchase of treasury stock of $1.6 million.

  On January 24, 1997, the Company acquired the stock of Purview Technologies, Inc., a development stage company engaged in Internet usage monitoring software development. The Company paid $1 million in cash and issued 205,712 shares of its common stock. The aggregate purchase price including estimated direct acquisition costs was approximately $2.3 million. This transaction will be accounted for as a purchase in accordance with APB No. 16.

     On January 28, 1997, the Company acquired the stock of csd Software GmbH , a German developer and marketer of PC Desktop Software Management Tools. The Company paid $5 million in cash and issued 1,315,790 shares of its common stock. The aggregate purchase price including estimated direct acquisition costs was approximately $15.6 million. This transaction will be accounted for as a purchase in accordance with APB No. 16.

     For each of these acquisitions, the Company is in the process of obtaining independent appraisals to value the intangible assets acquired including incomplete purchased research and development. The Company anticipates that a substantial portion of the purchase price for these two acquisitions will be charged to operations as purchased incomplete research and development.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Some statements contained in this Form 10-K that are not historical statements (including but not limited to, statements concerning estimates of future revenues, operating expense levels and such operating levels relative to the Company's total revenues) constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The risk factors discussed below, among other factors (including the accuracy of the Company's internal estimates of revenue and operating expense level and the other risk factors disclosed from time to time in the Company's filings with the Securities and Exchange Commissions), may cause the Company's actual results to differ materially from the estimated results stated in such forward-looking statements.

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

     The Company licenses SofTrack a from third party. The license will expire December 1999. If the Company believes that a licensed product continues to be valuable after the expiration of the initial license term, it will seek to extend the term of the license. There can be no assurance that the Company will be able to extend the term of expiring licenses, or that the economic arrangements for such extensions would be comparable to the arrangements in effect during the initial license term.


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

DEPENDENCE ON EMERGENCE OF NETWORK MANAGEMENT SOFTWARE

     The market for the Company's network management software is new and evolving, and its growth depends upon the broader market acceptance of network management software. In addition, there are a number of potential approaches to the market, including incorporating network management software into network operating systems. Therefore, even if network management software products gain broader market acceptance, there can be no assurance that the Company's products will be chosen by organizations which acquire network management software. Moreover, a change in the licensing policies of Microsoft or other software vendors which changes the basis on which concurrent users are measured or priced could adversely effect the Company's network management software products. Furthermore, to the extent that the network management software market does develop, the Company expects that competition will increase. See "-- Competitive Risks," and "-- Risks of Inclusion of Communications Software and Network Management Software in System Software and Application Suites."

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

     The Company fulfills orders received directly from customers through a third-party fulfillment contractor, which warehouses the Company's products and ships them directly to ON's customers. The Company also maintains a private use prospects list at a bonded third-party database firm. In the event that either the customer fulfillment contractor or the private use database firm experience a substantial business interruption, whether through business failure or interruption or some natural calamity, or the Company's relationship with either of such parties is terminated for any reason, the Company's ability to continue to mail free trial offers to prospective customers and to fulfill orders placed by customers would be adversely affected.

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

RISKS OF INDIRECT CHANNELS OF DISTRIBUTION

     The Company markets its products through distributors and resellers in addition to its Free Trial Marketing strategy. These distributors and resellers also sell other products that are complementary to, or compete with, those of ON. There can be no assurance that these distributors and resellers will not give greater priority to products of other suppliers. They have no long-term obligation to purchase products from the Company. Since the Company's agreements with its distributors provide for a right of return, revenue recognized upon sales to distributors is subject to a reserve for returns. Although management believes that the current reserve balance is adequate to cover this exposure, there can be no assurance that any future period reserves for returns will be adequate. In addition, the Company may be unaware of the nature and scope of the representations made to customers by these distributors and resellers. For example, they could make representations to customers about the Company's current and future products which are inaccurate or incomplete. This could result in the products not meeting the customers' expectations or requirements. Although the Company's agreements with its distributors generally provide the Company with recourse against unauthorized action taken by the distributors, there can be no assurance that the Company could recover adequate compensation to cover the damage caused by an inaccurate representation. See "--Risks Associated with International Revenue."

RISKS ASSOCIATED WITH PROTECTION OF PROPRIETARY TECHNOLOGY

     The Company's success is heavily dependent upon its proprietary software technology. The Company relies on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect its proprietary rights in its software. The Company has not to date registered any of its copyrights. The Company has obtained registrations in the United States for the following trademarks: ON Technology, Notework, Meeting Maker, ON Technology & Design, ON Location, Instant Update and DaVinci Systems. The Company uses a printed "shrink-wrap" license for users of its products distributed through traditional distribution channels in order to protect its copyrights and trade secrets in those products. Since these shrink-wrap licenses are not signed by the licensee, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology. There can be no assurance that the Company's proprietary technology will be protected by the use of the printed shrink-wrap licenses. If the printed shrink-wrap licenses prove to be unenforceable, this may have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection for those rights. Furthermore, the Company has obtained only four foreign registrations of its Notework mark and two foreign registrations of its Meeting Maker mark, due to the significant costs involved in obtaining foreign registrations. As a result, the Company may not be able to prevent a third party from using its trademarks in many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology.

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

RISKS ASSOCIATED WITH INTERNATIONAL REVENUE


     In 1996, total revenue from international licenses (license revenue from outside the United States) represented approximately 18% of the Company's total revenue. The Company expects that total revenue from international licenses will increase in future years; however, there can be no assurance that the Company will be successful in penetrating international markets. Substantially all of the Company's license fees are in United States dollars. Risks inherent in the Company's international sales generally include the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1997.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

                                                                   Page Number
                                                                   -----------

        Report of Independent Public Accountants                        27
        Consolidated Balance Sheets:
          December 31, 1996 and 1995                                    28
        Consolidated Statements of Operations:
          Years ended December 31, 1996, 1995 and 1994                  29
        Consolidated Statements of Redeemable Convertible
          Preferred Stock and Stockholders' Equity (Deficit):
          Years ended December 31, 1996, 1995 and 1994                  30
        Consolidated Statements of Cash Flows:
          Years ended December 31, 1996, 1995 and 1994                 31-32
        Notes to the Consolidated Financial Statements                 33-44

(a)(2)  Consolidated Financial Statement Schedules

        Schedule II - Valuation and Qualifying Accounts
         Years ended December 31, 1996, 1995 and 1994                   36

        Other Schedules are omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits: See Index to Exhibits on Page 48. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b)     Reports on Form 8-K: None in the fourth quarter of 1996.

                                ARTHUR ANDERSON


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



     To ON Technology Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of ON Technology Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mistreatment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ON Technology Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


     /s/ Arthur Andersen LLP

     Boston, Massachusetts
     January 21, 1997
     (except for the matters discussed in Note 12
     as to which the dates are January 24, 1997 and January 28, 1997, respectively )

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                         December 31,
                                                               --------------------------------
                                                                    1996             1995
                                                               --------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                                      $      20,774      $       33,338
Accounts receivable, net of allowance
     of $1,191 and $605, respectively                                  9,852               6,377
Inventories                                                            2,323               2,834
Prepaid expenses and other current assets                              2,537               1,374
                                                               -------------      --------------
     Total current assets                                             35,486              43,923
                                                               -------------      --------------
Property and Equipment, at cost:
Computers and equipment                                                6,226               2,173
Equipment under capital leases                                         3,895               3,804
Furniture and fixtures                                                   247                 133
Less-Accumulated depreciation and amortization                         4,527               2,069
                                                               -------------      --------------
                                                                       5,841               4,041
                                                               -------------      --------------

Direct marketing costs                                                 1,067               1,554
Other assets and deposits                                                 86                 127
Purchased intangibles, net of  $1,261 and $993
     of accumulated amortization, respectively                         1,662                 528
                                                               $      44,142      $       50,173
                                                               =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations                   $       1,063      $        1,143
Accounts payable                                                       5,619               3,392
Accrued expenses                                                       2,252               2,265
Reserve for distributor inventories                                      204                 934
Deferred revenue                                                       1,001                 627
                                                               -------------      --------------
     Total current liabilities                                        10,139               8,361
                                                               -------------      --------------
Capital lease obligations, net of current portion                        510              1, 506
                                                               -------------      --------------
Commitments (Note 7)

Stockholders' Equity:
Common stock, $.01 par value - Authorized -  20,000,000 shares
     Issued and outstanding 11,008,243 shares and
     10,180,024 shares, respectively                                     110                 102
Additional paid-in capital                                            55,637              45,051
Accumulated deficit                                                  (20,354)             (4,493)
Accumulated deficit of S corporation                                    (354)               (354)
Cumulative translation adjustment                                         88                 ---
Treasury stock (257,867 shares at cost)                               (1,634)                ---
                                                               -------------      --------------
     Total stockholders' equity                                       33,493              40,306
                                                               -------------      --------------
                                                               $      44,142      $       50,173
                                                               =============      ==============

       The accompanying notes are an integral part of these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 Year ended December 31,
                                                   -----------------------------------------------------------------------------
                                                            1996                         1995                     1994
                                                   ----------------------       ---------------------      ---------------------
Revenue:
Net product revenue                                $              50,165        $             43,381       $             25,240
Other revenue                                                      1,627                         740                        588
                                                   ----------------------       ---------------------      ---------------------

          Total revenue                                           51,792                      44,121                     25,828
                                                   ----------------------       ---------------------      ---------------------

Operating expenses:

Cost of product revenue                                           11,951                       8,199                      6,716
Sales and marketing                                               24,176                      20,984                     10,824
Research and development                                           9,456                       7,014                      5,277
General and administrative                                         4,407                       3,184                      2,319
Charge for purchased incomplete research
     and development                                              13,285                         ---                      4,700
Charge for restructuring                                           5,415                         ---                        ---
                                                   ----------------------       ---------------------      ---------------------
       (Loss) income from operations                             (16,898)                      4,740                     (4,008)
Interest expense                                                    (250)                       (288)                       (97)
Interest income                                                    1,384                         842                         17
                                                   ----------------------       ---------------------      ---------------------
     (Loss) income before provision
            for income taxes                                     (15,764)                      5,294                     (4,088)
Provision for income taxes                                           (97)                     (1,622)                       (11)
                                                   ---------------------        ---------------------      ---------------------

     Net (loss) income                             $             (15,861)       $              3,672       $             (4,099)
                                                   =====================        =====================      =====================
 Pro forma net (loss)  income per common
  and common equivalent share                                      (1.46)       $               0.40       $              (0.59)
                                                   =====================        =====================      =====================
Pro forma weighted average number of
    common and common equivalent shares
    outstanding                                    $          10,853,814        $          9,086,764       $          6,951,836
                                                   ======================       =====================      =====================

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                        STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                                      Redeemable Convertible Preferred Stock
                                        -----------------------------------------------------------------------------
                                              Series A               Series B               Series C
                                        --------------------   ---------------------  ----------------------
                                        Number      $.01        Number       $.01      Number of     $.01
                                          of         Par          of          Par        of           Par
                                         shares     value        shares      value      shares       value     Total
                                        --------------------    -----------------------------------------------------
Balance, December 31, 1993                 231    $  1,275       1,166    $  1,930          -- $      -- $     3,205

 Sale of Series C redeemable
   convertible preferred stock,
   net of issuance costs of $25             --          --          --          --        14,921     8,500     8,500
Exercise of common stock options            --          --          --          --            --        --        --
Retirement of common stock                  --          --          --          --            --        --        --
Accretion of preferred stock
   dividends                                --          86          --          --            --       397       483
Net loss                                    --          --          --          --            --        --        --
                                           --------------------------------------------------------------------------
Balance , December 31, 1994                231       1,361       1,166       1,930        14,921     8,897    12,188

Exercise of common stock options             --         --           --         --            --        --        --
Accretion of preferred                       --         50           --         --            --       397       447
   stock dividends
Sale of common stock, net
 of issuance
        costs of  $1,275                     --         --           --         --            --        --        --
Conversion of preferred stock              (231)    (1,411)      (1,166)    (1,930)      (14,921 )  (9,294)  (12,635)
Tax benefit from stock
  options                                    --         --           --         --            --        --        --
Net income                                   --         --           --         --            --        --        --
Balance, December 31, 1995                   --         --           --         --            --        --        --


Issuance of common stock in
    connection with acquisitions             --         --           --         --            --        --        --
Sale of common stock under the
    Employee Stock Purchase Plan             --         --           --         --            --        --        --
Exercise of common stock options             --         --           --         --            --        --        --
Purchase  of treasury stock                  --         --           --         --            --        --        --
Cumulative translation adjustment            --         --           --         --            --        --        --
Net loss                                     --         --           --         --            --        --        --
                                        -----------------------------------------------------------------------------
Balance, December 31, 1996                   --     $   --           --    $    --            --   $    --    $   --
                                        =============================================================================

                                                              Stockholder's Equity (Deficit)
                                 ----------------------------------------------------------------------------------------------
                                  Common Stock                                                      Treasury Stock
                                  ------------                                                      --------------
                                 Number    $.01   Additional                Accumulated   Cummulative    Number
                                   of      Par      Paid-in     Accumulated   Deficit     Translation      of
                                 shares   value     Capital      Deficit   S Corporation  Adjustment     shares       Cost     Total
                                 ---------------------------------------------------------------------------------------------------

Balance, December 31, 1993       3,161 $   31 $       225 $      (3,136) $     (354) $       --          -- $      -- $     (3,234)

 Sale of Series C redeemable
   convertible preferred stock,
   net of issuance costs of $25     --     --         (25)           --          --          --          --        --          (25)
Exercise of common stock options   377      4          (2)           --          --          --          --        --            2
Retirement of common stock         (5)     --          --            --          --          --          --        --          ---
Accretion of preferred stock
   dividends                        --     --          --          (483)         --          --          --        --         (483)

Net loss                            --     --          --        (4,099)         --          --          --        --       (4,099)
                                 --------------------------------------------------------------------------------------------------
Balance , December 31, 1994      3,533     35         198        (7,718)       (354)         --          --        --       (7,839)

Exercise of common stock options   445      4         148            --          --          --          --        --          152
Accretion of preferred
   stock dividends                  --     --          --          (447)         --          --          --        --         (447)

Sale of common stock, net
 of issuance costs of  $1,275    2,360     24      31,623            --          --          --          --        --       31,647
Conversion of preferred stock    3,842     39      12,596            --          --          --          --        --       12,635
Tax benefit from stock
  options                           --     --         486            --          --          --          --        --          486
Net income                          --     --          --          3,672         --          --          --        --        3,672
                                 --------------------------------------------------------------------------------------------------
Balance, December 31, 1995       10,180   102      45,051         (4,493)      (354)         --          --        --       40,306
Issuance of common stock in
   connection with acquisitions     727     7      10,351             --         --          --          --        --       10,358

Sale of common stock under the
    Employee Stock Purchase Plan     9     --          93             --         --          --          --        --           93
Exercise of common stock options    92      1         142             --         --          --          --        --          143
Purchase  of treasury stock         --     --          --             --         --          --        (258)   (1,634)      (1,634)
Cumulative translation adjustment   --     --          --             --         --          88                    --           88
Net loss                            --     --          --        (15,861)                    --          --        --      (15,861)
                                 --------------------------------------------------------------------------------------------------
Balance, December 31, 1996       11,008   110 $    55,637       $(20,354) $    (354)$        88        (258) $ (1,634)   $  33,493
                                 ==================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                       1996              1995              1994
                                                                   ------------      ------------      ------------
Cash Flows from Operating Activities:
 Net (loss) income                                                 $  (15,861)        $  3,672          $   (4,099)
Adjustment to reconcile net (loss) income
to net (used in) provided by operating activities

   Charge for purchased incomplete research and                        13,285              ---               4,700
   Non-cash charge for restructuring                                    3,048              ---                 ---
   Depreciation and amortization                                        3,217            1,880                 837
   Retirements of property and equipment                                  ---              ---                  48
   Change in direct marketing costs                                    (1,074)            (842)               (712)
   Change in net deferred income taxes                                   (481)             ---                 ---
   Changes in assets and liabilities, net of
     Accounts receivable                                               (3,211)          (1,953)             (2,382)
     Inventories                                                          524           (2,030)                (94)
     Prepaid expenses and other current assets                         (1,440)            (785)               (160)
     Accounts payable                                                   1,823              (91)              1,859
     Accrued expenses                                                     (11)            (311)              1,387
     Reserve for distributor inventories                                 (730)            (279)              1,213
     Deferred revenue                                                     255              474              (1,427)
                                                                   ----------        ---------           ---------

     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 (656)            (265)              1,170
                                                                    ----------        ---------           ---------

Cash Flows from Investing Activities:
   Escrow receivable                                                      ---              625                (625)
   Change in other assets and deposits                                    (27)               4                 (92)
   Purchase of property and equipment, net                             (4,476)          (1,240)               (374)
   Purchase of DaVinci Systems Corporation,
     net of cash acquired                                                 ---              ---              (4,976)
   Purchase of Leprechaun Software International, Ltd.,
      net of cash acquired                                               (628)             ---                 ---
   Purchase of technology from neTrend Corporation                     (2,260)             ---                 ---
   Purchase of certain assets from Technocom, plc                      (1,963)             ---                 ---
                                                                   ----------        ---------           ---------
     NET CASH USED IN INVESTING ACTIVITIES                             (9,354)            (611)             (6,067)
                                                                   ----------        ---------           ---------

Cash Flows from Financing Activities:
   Proceeds from sale of redeemable convertible preferred stock           ---              ---               8,475
   Exercise of stock options                                              143              152                   2
   Sale of stock under the Employee Stock Purchase Plan                    93              ---                 ---
   Tax benefit from stock options                                         ---              486                 ---
   Purchase of treasury stock                                          (1,634)             ---                 ---
   Principal repayments on obligation under capital lease              (1,168)            (869)               (280)
   Net proceeds from sale of common stock                                 ---           31,647                 ---
   Borrowings under line of credit and demand note payable                ---              ---                 562
   Repayments on line of credit and demand note payable                   ---              ---              (1,165)
                                                                   ----------        ---------           ---------

     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (2,566)          31,416               7,594
                                                                   ----------        ---------           ---------

   Effect of exchange rates on cash and cash equivalents                   12              ---                 ---

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (12,564)          30,540               2,697

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         33,338            2,798                 101
                                                                   ----------        ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   20,774        $  33,338           $   2,798
                                                                   ==========        =========           =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)
                            (DOLLARS IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------------
                                                                    1996                1995                1994
                                                              -----------------    ----------------     -----------------
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:


Accretion of preferred stock dividends                        $             ---    $             447    $             483
                                                              =================    =================    =================
Conversion of preferred stock into  common stock              $             ---    $          12,635    $             ---
                                                              =================    =================    =================
Acquisition of equipment under capital leases                 $              91    $           2,124    $           1,233
                                                              =================    =================    =================
Cashless exercise of stock option                             $             ---    $            ---     $              22
                                                              =================    =================    =================

ACQUISITION OF DAVINCI SYSTEMS CORPORATION
       Fair value of assets acquired                          $             ---    $             ---                6,655
       Liabilities assumed                                                  ---                  ---               (1,479)
       Cash acquired                                                        ---                  ---                 (200)
                                                              -----------------    -----------------    ------------------

       Cash paid for acquisition and direct costs
       net of cash acquired                                    $            ---    $             ---                4,976
                                                              =================    =================    =================

ACQUISITION OF LEPRECHAUN SOFTWARE  INTERNATIONAL, LTD.
       Fair value of assets acquired                          $           1,158    $             ---    $              ---
       Fair value of stock issued                                          (158)                 ---                   ---
       Liabilities assumed                                                 (370)                 ---                   ---
       Cash acquired                                                         (2)                 ---                   ---
                                                              -----------------    -----------------    ------------------
       Cash paid for acquisition and direct costs
       net of cash acquired                                   $             628    $             ---    $              ---
                                                              =================    ==================   ==================
ACQUISITION OF INTANGIBLE ASSETS FROM
      NETREND CORPORATION AND VIMAL VAIDYA
       Fair value of assets acquired                          $          12,460    $             ---    $              ---
       Fair value of stock issued                                       (10,200)                 ---                   ---
                                                              -----------------    -----------------    ------------------
      Cash paid for acquisition and direct costs              $           2,260    $             ---    $              ---
                                                              =================    ==================   ==================

 ACQUISITION OF  TECHNOCOM PLC.
       Fair value of assets acquired                          $           1,963    $             ---    $              ---
                                                              =================    ==================   ==================
      Cash paid for acquisition and direct costs              $           1,963    $             ---    $              ---
                                                              =================    ==================   ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for-

         Interest                                             $             205    $              271   $               94
                                                              =================    ==================   ==================

         Income taxes                                         $           1,302    $              657   $              ---
                                                              =================    ==================   ==================

     The accompanying notes are on integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     ON Technology Corporation and its Subsidiaries (the "Company") are engaged in the development, marketing, sales support, and distribution of software for local area networks.

     In 1994, the Company acquired all of the outstanding stock of DaVinci Systems Corporation (DaVinci), a company engaged in the development and marketing of software. This transaction was accounted for as a purchase in accordance with Accounting Principles Board (APB) No. 16 (see Note 2).

     During 1996, the Company completed three acquisitions. The Company acquired all of the assets and assumed certain liabilities of Leprechaun Software International, Ltd., certain technology of neTrend Corporation and certain intangible assets of Technocom plc. These acquisitions were accounted for as the purchase of business combinations in accordance with APB No. 16 (see Note 3).

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the notes to the consolidated financial statements.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     Revenue from software product sales is recognized upon shipment of the product to customers where the Company has no significant vendor obligations. Revenue from the sale of advertising space in the Company's marketing catalog is recognized upon shipment of the catalog. The deferred revenue balance at December 31, 1996 and 1995 relates primarily to revenue on software maintenance contracts, which is recognized ratably as it is earned. The reserve for distributor inventories balance at December 31, 1996, 1995 and 1994 relates to sales to distributors for which the Company has accrued its estimate of future distributor returns when the product was shipped. In addition, the Company accrues the costs associated with providing telephone support related to certain products.

Cash and Cash Equivalents

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its cash equivalents as held-to-maturity and recorded them at amortized cost, which approximates market value. The Company considers all highly liquid cash investments with maturates of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consisted of commercial paper and money market funds at December 31, 1996 and 1995.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Fair Value of Financial Instruments

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable and capital leases. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1996 and 1995. The estimated fair values have been determined through information obtained from market sources and management estimates.

Direct Marketing Costs

     The Company sells its products through various channels, including free trial marketing. The Company incurs substantial costs in advance of a free trial campaign, including the rental of mailing lists, postage and printing. The Company capitalizes such costs in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 93-7, Reporting on Advertising Costs. The Company amortizes such costs over a three-month period, which approximates the period of expected revenues. The Company has recorded $1,067 and $1,554 of net capitalized direct marketing costs in the accompanying consolidated balance sheets at December 31, 1996 and 1995, respectively. The Company recorded $7,387, $7,291 and $3,032 of direct marketing expense for the years ended December 31, 1996, 1995 and 1994, respectively.

Inventories

     The Company values inventories at the lower of cost (first-in, first-out) or market. Inventories consist principally of computer software disks, computer hardware, packaging costs and other related purchased computer peripheral items. The components of inventories are as follows:

                                               1996          1995
                                           ------------  ------------
Raw Materials..........................    $        637  $        444
Finished Goods.........................           1,686         2,390
                                           ------------  ------------
                                           $      2,323  $      2,834
                                           ============  ============

Depreciation

     The Company provides for depreciation by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, using the straight-line method, as follows:

                                                             ESTIMATED
          ASSET CLASSIFICATION                              USEFUL LIFE
          --------------------                              -----------
Computers and equipment...............................       3-7 Years
Equipment acquired under capital leases...............     Life of lease
Furniture and fixtures................................       5-7 Years

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

The Company accounts for its long-term assets in accordance with SFAS No. 121, Accounting for the Impairment of Long -lived Assets and for Long- lived Assets to be Disposed of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including cost in excess of net assets acquired, based on the estimated future cash flows to be generated by such assets. At each balance sheet date, the Company evaluated the realizability of goodwill based on profitability expectations, using the undiscounted cash flow method, for each subsidiary having a material goodwill balance. Based on it's most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1996.

Software Development Costs

     Costs incurred in the development of computer software to be sold have been expensed as research and development costs in the accompanying consolidated statements of operations, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. SFAS No. 86 requires that costs incurred in creating a computer software product be charged to research and development expense until technological feasibility has been established for the product. The costs incurred subsequent to the attainment of technological feasibility in 1994, 1995 and 1996 are insignificant. The Company has recorded charges for purchased incomplete research and development related to the acquisitions discussed in Notes 2 and 3. In each case, the Company determined that technological feasibility of the in-process purchased technology acquired had not been established and that the technology had no alternative future use.

Foreign Currency Translation

     The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at fiscal year-end in accordance with SFAS No. 52, Foreign Currency Translation. Revenues and expenses are translated using exchange rates in effect during each period. The cumulative translation adjustment component of stockholders' equity relates primarily to the Company's European operation which was established in 1996.

Postretirement Benefits

The Company has no obligations for postretirement benefits.

Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information about Financial Instruments with Off-balance-sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company's financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains the majority of cash balances with four financial institutions. The Company's accounts receivable credit risk is not concentrated within any geographic area, and no single customer accounts for greater than 10% of revenues or represents a significant credit risk to the Company.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


Pro Forma Net (Loss) Income per Common and Common Equivalent Share

     For the three years ended December 31, 1996, pro forma net (loss) income per common and common equivalent share was based on the weighted average number of common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method. Pro forma net (loss) income per common equivalent shares for the years ended December 31, 1995 and 1994 was computed using the pro forma weighted average number of common shares assuming that all series of redeemable convertible preferred stock had been converted to common stock as of the original issuance dates. Other shares of stock issuable pursuant to stock options have been included when their effect is dilutive.

Export Revenue

     Export revenue as a percentage of total revenue for the years ended December 31, 1996, 1995 and 1994 was 18%, 14% and 10%, respectively.

(2)  ACQUISITION OF DAVINCI

     On June 1, 1994, the Company acquired all of the outstanding stock of DaVinci. As consideration, the Company paid $3,532 to DaVinci's shareholders, assumed $1,479 of liabilities and paid off $900 of DaVinci's notes payable to certain investors. This transaction was accounted for as a purchase, and accordingly, the results of DaVinci since June 1, 1994, are included in the accompanying consolidated statements of operations. The aggregate purchase price of $6,655 (which consisted of $4,432 in cash, including $900 paid to certain investors who held notes payable, $1,479 of assumed liabilities, and $744 of direct acquisitions costs) was allocated based on the fair value of the tangible and intangible assets as follows:

     Current assets............................................   $1,014
     Property and equipment....................................      153
     Purchased intangible assets, including acquired technology      788
     Purchased incomplete research and development.............    4,700
                                                               ---------

                                                                  $6,655
                                                               =========

     Included in purchased intangible assets are amounts related to trade names, customer lists and acquired technologies including acquired software products. These intangibles have been fully amortized as of December 31, 1996. The portion of the purchase price allocated to incomplete research and development projects that had not yet reached technological feasibility and did not have a future alternative use, totaling $4,700, was charged to expense as of the acquisition date. The amount allocated to incomplete research and development projects represents the estimated fair value related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair value of each intangible asset. To bring these projects to technological feasibility, high risk developmental and testing issues needed to be resolved which required substantial additional effort and testing.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(3)  ACQUISITIONS IN 1996

Acquisition  of Leprechaun Software International, Ltd.

     On March 6, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Leprechaun Software International, Ltd., a company engaged in the development of an antivirus software product. The aggregate purchase price including direct acquisition costs of $1,158 was allocated based on fair value of the tangible and intangible assets acquired as follows:

     Current assets................................................     $   51
     Property and equipment........................................         13
     Purchased intangible assets, including acquired technology....        157
     Purchased incomplete research and development.................        937
                                                                    ----------
                                                                        $1,158
                                                                    ==========

     As consideration, the Company paid $330 in cash, $200 in notes, issued 9,471 shares of common stock of the Company with a fair value of $16.68 per share, assumed $370 in liabilities and incurred $100 in direct acquisition costs. This transaction was accounted for as a purchase and, accordingly, the results since March 6, 1996 are included in the accompanying consolidated financial statements. Included in purchased intangible assets are amounts related to acquired technology and goodwill.

Acquisition  of  Intangible Assets from neTrend Corporation and Vimal Vaidya

     On January 30, 1996, the Company acquired certain intangible assets, consisting primarily of incomplete firewall software technology from Vimal Vaidya and acquired technology from neTrend Corporation, a development stage company wholly owned by Vimal Vaidya, which, together with Vimal Vaidya, developed the firewall software technology. The aggregate purchase price including direct acquisition costs of $12,460 was allocated based on fair value of the intangible assets acquired as follows:

     Acquired technology..........................     $   676
     Purchased incomplete research and development      11,784
                                                    ----------
                                                       $12,460
                                                    ==========

     As consideration, the Company paid $2,000 in cash, issued 717,300 shares of common stock with a fair value of $14.22 per share and incurred $260 in direct acquisition costs.

Acquisition of Technocom plc.

     On March 29, 1996 the Company acquired certain assets of Technocom plc's LAN software distribution business. The aggregate purchase price including direct acquisition costs of $1,963 was allocated based on the fair value of the tangible and intangible assets acquired as follows:

     Property and equipment.......................................     $  110
     Purchased intangible assets, including acquired technology...      1,289
     Purchased incomplete research and development................        564
                                                                    ---------
                                                                       $1,963
                                                                    =========

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(3)  ACQUISITIONS IN 1996- (CONTINUED)

     As consideration, the Company paid $1,803 in cash and incurred $160 in direct acquisition costs. Also, included in cost of product revenue for the year ended December 31, 1996 is a $571 charge for the elimination of profit for inventory previously sold to Technocom plc. This transaction was accounted for as a purchase and, accordingly, the results since March 29, 1996 are included in the accompanying consolidated financial statements. Included in purchased intangible assets are amounts related to acquired technology, goodwill, trade names and customer lists.

     These intangible assets are being amortized on a straight line basis over the estimated useful life not to exceed three years. The portion of the purchase price allocated to incomplete research and development projects that had not yet reached technological feasibility and did not have any future alternative use was expensed as purchased incomplete research and development as of the acquisition dates. The amounts allocated to incomplete research and development projects represents the estimated fair value related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair value of the purchased intangible assets. To bring these projects to technological feasibility, high risk development and testing issues needed to be resolved which required substantial additional effort and testing.

(4)  CHARGE FOR RESTRUCTURING.

     On August 6, 1996, the Company announced that it had implemented a reorganization of its operations and a restructuring plan (the "Plan"). The Plan included write-offs and writedowns of certain assets, including accruing the costs related to a significant reduction in the Company's work force, primarily in the technical support and sales and marketing departments, and the de-emphasis of certain product lines, resulting in a non-recurring charge of $5,415. Included in the Plan was an additional inventory writedown of $2,026 which is included in cost of product revenue in accordance with Emerging Issues Task Force (EITF) 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.

The following are the significant components of the $5,415 charge for restructuring:

Employee severance, benefits and related costs                                   $1,531

Write-off and writedown of assets to net realizable value excluding inventory     3,522

Provision for lease loss and related costs in closing facility                      362
                                                                                 ------
                                                                                 $5,415
                                                                                 ======

The total cash impact of the restructuring amounted to $2,367 which had been paid as of December 31, 1996.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(5)  INCOME TAXES

     The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. The income tax provision for the years ended December 31, 1996 and 1995 was calculated based on the Company's effective tax rate giving benefit to available net operating loss and research and development credit carryforwards and by recognizing a portion of the Company's deferred tax asset in the year ended December 31, 1996. The income tax provision for the year ended December 31, 1994 consists of federal alternative minimum and minimum state income taxes payable.

The components of the provision for income taxes are as follows:

                             1996          1995        1994
                         ---------     ---------    -------
Current
     Federal..........   $    735      $  1,092     $    7
     State............        444           530          4
                         ---------     ---------    -------
                            1,179         1,622         11
Deferred
     Federal..........       (675)          ---        ---
     State............       (407)          ---        ---
                         ---------     ---------    ------
                           (1,082)          ---        ---
                         ---------     ---------    ------
                         $     97      $  1,622     $   11
                         =========     =========    ======

     In the year ended December 31, 1996, the Company incurred a significant operating loss. However, included in the book changes were amounts not currently deductible for income taxes. The 1996 tax provision includes the amount currently payable with an offsetting deferred tax benefit to record a portion of the Company's deferred tax asset. The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:

                                                               1996                1995
                                                           ----------         ----------
Deferred tax asset ---
    Accounts receivable allowance.......................   $     479          $      218
    Inventory reserve...................................       1,215                 322
    Purchased intangibles...............................       5,910                 680
    Reserve for distributor inventories.................          82                 336
    Other temporary differences.........................         461                 187
    Net operating loss and tax credit carryforwards.....         571                 482
                                                           -----------       ------------
                                                               8,718               2,225
                                                           -----------       ------------
Deferred tax liability---
    Direct marketing costs and prepaid expenses.........        (535)               (308)
                                                           -----------       ------------
Valuation allowance.....................................      (7,702)             (1,917)
                                                           -----------       ------------
                                                           $     481          $      ---
                                                           ===========       ============

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(5)  INCOME TAXES - (CONTINUED)

     The Company has placed a significant valuation allowance against its net deferred tax asset. The valuation allowance increased during 1996 by $5,785 since the Company believes it is "more likely than not" that it will not be able to utilize it's deferred tax asset. The Company has recorded a deferred tax asset for that portion to which it will "more likely than not" benefit.

     As of December 31, 1996, the Company has available net operating loss carryforwards of $1,023. These carryforwards expire through 2008 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined, therein.

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                               1996              1995              1994
                                                                            ----------       -----------      -----------
Federal Statutory Rate....................................................    (34.0%)            34.0%            (34.0%)
State taxes, net of federal benefit.......................................     (6.2%)             6.6%             (5.1%)
Recognition of net operating loss carryforwards and deferred provision....     39.6%            (10.0%)            38.9%
                                                                            ----------       -----------      -----------
Effective tax rate........................................................      0.6%             30.6%              0.2%
                                                                            ==========       ===========      ===========

(6)  LINE OF CREDIT

     The Company has a $10,000 line of credit (the "Line") that allows the Company to borrow up to the lesser of $10,000 or 80% of qualified eligible accounts receivable, as defined, plus 40% of foreign qualified receivables, as defined. Borrowings bear interest at the bank's prime rate (8.25% at December 31, 1996). The Line expires on April 1, 1998, at which time all outstanding borrowings must be repaid. The Company has pledged all accounts receivable as collateral. The Line requires the Company to meet certain financial covenants, as defined in the Line. At December 31, 1996, the Company was in compliance with all of these covenants. As of December 31, 1996, no amounts were outstanding.

(7)  LONG-TERM OBLIGATIONS AND COMMITMENTS

Leases

     The Company conducts its operations in leased facilities and leases certain equipment under operating and capital leases expiring at various times through 2001.

     The Company has a master lease agreement, as modified, that allows the Company to enter into up to $3,000 in fair market value equipment leases. Borrowings under both lease agreements are payable in monthly installments ranging from $1 to $9, including interest ranging from 7.01 % to 24.49% with terms ranging between 36 and 50 months. As of December 31, 1996, the Company had the ability to borrow up to $3,000 under this master lease agreement.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(7)  LONG-TERM OBLIGATIONS AND COMMITMENTS -(CONTINUED)

The approximate minimum annual lease payments under both the operating and capital leases are as follows:

                                                     OPERATING         CAPITAL
                                                      LEASES           LEASES
                                                  -------------      ----------
1997..........................................    $      1,670       $    1,164
1998..........................................           1,513              503
1999..........................................           1,165               28
2000..........................................             326                0
Thereafter....................................             976                0
                                                  -------------      ----------
                                                  $      5,650            1,695
                                                  ============
Less --- Amount representing interest.........                              122
                                                                     ----------
Present value of minimum lease payments.......                            1,573
Less --- Current portion......................                            1,063
                                                                     ----------
                                                                     $      510
                                                                     ==========

     Total rental expense included in the accompanying consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 was $1,418, $846 and $486, respectively.

The amount of equipment under capital lease and the related accumulated amortization are as follows:

                                                          1996         1995
                                                     -----------   ---------
    Equipment acquired under capital lease....        $   3,895    $   3,804
    Accumulated amortization..................           (2,559)      (1,300)
                                                     -----------   ---------

    Net equipment acquired under capital lease        $   1,336    $   2,504
                                                     ===========   =========

     Total amortization expense included in the accompanying consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 is $1,259, $1,001 and $273 , respectively.

Royalties

     The Company has entered into several software license agreements. These agreements provide the Company with exclusive worldwide licenses to distribute certain software products. The Company is required to pay royalties on all related sales, subject to the following aggregate royalty targets. If the royalty targets for any specific product are not met by the Company, then the Company may lose the exclusive distribution rights to that software product.

          1997..................................  $    2,105
          1998..................................       3,050
          1999..................................       3,900
          2000..................................         500
          2001..................................         500
          Thereafter............................       2,000
                                                  ----------
                                                  $   12,055
                                                  ==========

     Total royalty expense included in the accompanying consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 was $2,178, $2,333 and $1,184, respectively.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(8)  STOCKHOLDERS' EQUITY

Initial Public Offering

     In August of 1995, the Company completed an initial public offering (the "IPO") of 2,360,000 shares of its common stock for $15.00 per share. The sale of common stock resulted in net proceeds to the company of $31,647, after deducting all expenses related to the IPO. In connection with the Company's initial public offering, the redeemable convertible preferred shares were automatically converted into 3,841,632 shares of common stock.

Common Stock

     The Company has 20,000,000 authorized shares of common stock $.01 par value, of which 11,008,243 shares were issued and outstanding at December 31, 1996.

Preferred Stock

     The Company has an authorized class of Preferred Stock consisting of 2,000,000 shares, which may be issued from time to time in one or more series. The Company's Board of Directors has authority to issue the shares of Preferred Stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of Common Stock, and may have the effect of delaying, deferring or preventing a change in control of the Company. The Company had not issued any shares of Preferred Stock as of December 31, 1996.

Reserved Shares of Stock

     The Company had reserved 2,726,614 shares of common stock at December 31, 1996 for the exercise of stock options under the 1992 Employee and Consultant Stock Option Plan, 1995 Directors Stock Option Plan and 1995 Employee Stock Purchase Plan.

Stock Split

     On May 18, 1995, the Board of Directors approved a one-for-six reverse stock split. Accordingly, all shares of common stock and the conversion ratio of preferred stock have been retroactively adjusted in the accompanying consolidated financial statements for all periods presented to reflect the split.

(9)  STOCK OPTION PLANS

     In July 1992, the Company adopted the 1992 Employee and Consultant Stock Option Plan, as amended (the "Plan"). Pursuant to the Plan, the Company may grant to employees and consultants of the Company statutory and nonstatutory stock options to purchase up to 2,550,000 shares of common stock.

     The Company's 1995 Directors Stock Option Plan ( the "Director's Plan") was adopted on May 18, 1995 and provides for the granting of options to purchase up to 100,000 shares of Common Stock to directors who are not employees of the Company.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(9)  STOCK OPTION PLANS-(CONTINUED)

Stock option activity for the option plans was as follows:

                                                                                      WGHT AVG
                                          NUMBER                                      EXERCISE
                                            OF                EXERCISE PRICE            PRICE
                                          SHARES             RANGE PER SHARE          PER SHARE
                                          ------             ---------------          ----------
Outstanding, December 31, 1993          1,009,099       $  .0307   -     $  1.2600    $     .2259
    Granted.......................        638,502          .5040   -        2.4600         2.1185
    Exercised.....................       (376,874)         .0307   -         .9600          .0349
    Terminated....................       (192,286)         .5040   -        2.4600         1.7355
                                      ------------      -----------------------------------------

Outstanding, December 31, 1994          1,078,441          .0307   -        2.4600         1.1685
    Granted.......................        308,607         2.4600   -       17.5000        10.7900
    Exercised.....................       (444,878)         .0307   -        9.0000          .3412
    Terminated....................       (318,446)         .5040   -       16.1250         2.0496
                                      ------------      -----------------------------------------

Outstanding, December 31, 1995            623,724          .0307   -       17.5000         5.6373
    Granted.......................        603,217         5.1250   -       16.7500         8.8626
    Exercised.....................        (91,795)         .5040   -        9.0000         1.5642
    Terminated....................       (112,240)         .5040   -       16.1250         8.6597
                                      ------------      -----------------------------------------

Outstanding, December 31, 1996....      1,022,906       $  .0307         $ 17.5000    $    7.5710
                                      ============      =========================================

Exercisable, December 31, 1996....        186,721       $  .0307         $ 17.5000    $    5.2891
                                      ============      =========================================

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 Accounting for Stock Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for options granted in 1996 and 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions are as follows:

                                               1996           1995
                                             -----------   -----------
     Risk-free interest rate................       6.34%        6.50%
     Expected dividend yield................        ---          ---
     Expected lives.........................          7            7
     Expected volatility....................      73.56%       73.56%

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net (loss) income and pro forma net (loss) income per share would have been reduced to the following pro forma amounts:

                                               1996         1995
                                             -----------  ---------
Net (Loss) Income..............As Reported      (15,861)      3,672
                               Pro Forma        (16,846)      3,378
Net (Loss) Income Per Share....As Reported        (1.46)       0.40
                               Pro Forma          (1.55)        .37

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(9)  STOCK OPTION PLANS-(CONTINUED)

     Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Employee Stock Purchase Plan

     On May 18, 1995, the Company adopted the 1995 Employee Stock Purchase plan pursuant to which up to 1,000,000 shares of common stock may be issued. The plan consists of semiannual offerings commencing on the first day the Company's common stock was publicly traded and each subsequent offering commencing on January 1 and July 1 of each year. The maximum number of shares of common stock that may be purchased by an employee is determined on the first day of each offering period, as defined in the Plan. The price at which the shares are purchased is the lower of 85% of the closing price on the first or last day of the offering period.

(10) 401 (K) PLAN

     In 1994, the Company established a plan under Section 401 (k) of the Internal Revenue Code (the "401 (k) Plan") covering all eligible employees, as defined. Participants in the 401 (k) Plan may not contribute more than the lesser of the specified statutory amount or 15% of his or her pretax total compensation. The 401 (k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company. The Company made no contributions during 1996, 1995 or 1994.

(11) ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                      1996            1995
                                  ---------       ---------
     Payroll and payroll related  $    691        $    564
     Royalties..................       240             511
     Other......................     1,321           1,190
                                  --------        ---------

                                  $  2,252        $  2,265
                                  ========        =========

(12) SUBSEQUENT EVENTS

     On January 24, 1997, the Company acquired the stock of Purview Technologies, Inc. , a development stage company engaged in Internet usage monitoring software development. The Company paid $1,000 in cash and issued 205,712 shares of its common stock. The aggregate purchase price including estimated direct acquisition costs was $2,292. This transaction will be accounted for as a purchase in accordance with APB No. 16.

     On January 28, 1997, the Company acquired the stock of csd Software GmbH , a German developer and marketer of PC Desktop Software Management Tools. The Company paid $5,000 in cash and issued 1,315,790 shares of its common stock. The aggregate purchase price including estimated direct acquisition costs was $15,623. This transaction will be accounted for as a purchase in accordance with APB No. 16.

     For each of these acquisitions, the Company is in the process of obtaining independent appraisals to value the intangible assets acquired including incomplete purchased research and development. The Company anticipates that a substantial portion of the purchase price for these two acquisitions will be charged to operations as purchased incomplete research and development.

                                    ARTHUR
                                   ANDERSEN

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ON Technology Corporation and Subsidiaries:

We have audited in accordance with generally accepted standards, the consolidated financial statements of On Technology Corporation and Subsidiaries included in this Form 10-K and have issued our reporting thereon dated January 21, 1997 (except for the matters discussed in Note 12 as to which the dates are January 24, 1997 and January 28, 1997, respectively). Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.

                                                  /s/ Arthur Andersen LLP
                                                      ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 21, 1997

SCHEDULE II
                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
              For the years Ended December 31, 1994, 1995 and 1996
                             (dollars in thousands)

                                   BALANCE                    OTHER                    BALANCE,
                                 BEGINNING OF  CHARGED TO  ADDITIONS TO                  END
                                     YEAR       EXPENSE    ALLOWANCE(1)   WRITE-OFFS    OF YEAR
Allowance for doubtful accounts
-------------------------------
Year ended December 31, 1994          $ 61        $395       $173           $195        $  434

Year ended December 31, 1995          $434        $256        ---           $ 85        $  605

Year ended December 31, 1996          $605        $639        ---           $ 53        $1,191

(1) Additions arising through the acquisition of DaVinci Systems Corporation in 1994.

                                  SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ON TECHNOLOGY CORPORATION

                                        /s/ Christopher A. Risley
                                        ____________________________________

Date: March 31, 1997                    Name: Christopher A. Risley
                                        Title:  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.
                                        /s/ John M. Bogdan
                                        _____________________________________
Date: March 31, 1997                    Name:   John M. Bogdan
                                        Title:  Vice President of Finance
                                                and Chief Financial Officer

                                        /s/ Brian T. Horey
                                        _____________________________________
Date: March 31, 1997                    Name:   Brian T. Horey
                                        Title:  Director

                                        /s/ William C. Hulley
                                        _____________________________________
Date: March 31, 1997                    Name:   William C. Hulley
                                        Title:  Director

                                        /s/ Allan L. Wallack
                                        _____________________________________
Date: March 31, 1997                    Name:   Allan L. Wallack
                                        Title:  Director

                                        /s/ Michael J. Zak
                                        _____________________________________
Date: March 31, 1997                    Name:   Michael J. Zak
                                        Title:  Director

                                        /s/ R. Stephen Cheheyl
                                        _____________________________________
Date: March 31, 1997                    Name:   R. Stephen Cheheyl
                                        Title:  Director

                               INDEX TO EXHIBITS

                                                                                     Sequentially
                                                                                     Numbered
Exhibit No.    Exhibit Title                                                         Pages
-----------    -------------                                                         -----
   3.1.+       Fourth Amended and Restated Certificate of Incorporation of ON
               Technology Corporation, incorporated by reference to exhibit 3.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-
               92562).
   3.2.+       Amended and Restated By-Laws of ON Technology Corporation,
               incorporated by reference to exhibit 3.2 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-92562).
  10.1.*+      1992 Employee and Consultant Stock Option Plan, as amended.
  10.2.*+      1995 Directors Stock Option Plan, incorporated by reference to exhibit 10.2 to the Company's Registration Statement on Form S-1
               (Reg. No. 33-92562).
  10.3.*+      1995 Employee Stock Purchase Plan, as amended.
  10.4.+       Second Restated Registration Rights Agreement dated June 1, 1994 by and among ON Technology Corporation and the holders of its
               Series A, B and C Convertible Preferred Stock and First Amendment
               thereto dated January 12, 1995, incorporated by reference to exhibit 10.4 to the Company's Registration Statement on Form S-1
               (Reg. No. 33-92562).
  10.5.*+      Employment Agreement dated May 18, 1995 by and between ON
               Technology Corporation and Christopher A. Risley, incorporated by reference to exhibit 10.5 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).
  10.6.*+      Employment Agreement dated May 18, 1995 by and between ON
               Technology Corporation and John A. Rizzi, incorporated by
               reference to exhibit 10.6 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).
  10.7.*+      Employment Agreement dated May 18, 1995 by and between ON
               Technology Corporation and Loren K. Platzman, incorporated by reference to exhibit 10.7 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).
  10.8.*+      Employment Agreement dated May 18, 1995 by and between ON
               Technology Corporation and Ivan J. O'Sullivan, incorporated by reference to exhibit 10.8 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).
  10.9.*+      Employment Agreement dated May 18, 1995 by and between ON
               Technology Corporation and John M. Bogdan, incorporated by reference to exhibit 10.9 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).
  10.10.*+     Employment Agreement dated May 18, 1995 by and between ON
               Technology Corporation and James A. Batson, incorporated by reference to exhibit 10.10 to the Company's Registration
               Statement on Form S-1 (Reg. No. 33-92562).
  10.11.*+     Form of Indemnity Agreement by and between ON Technology and its directors and executive offices, incorporated by reference to exhibit 10.11 to the Company's Registration Statement on Form S-1
               (Reg. No. 33-92562).
  10.12.+      Lease dated July 9, 1993 by and between ON Technology Corporation and Boston Properties, incorporated by reference to exhibit 10.12 to the Company's Registration Statement on Form S-1 (Reg. No. 33-
               92562).
  10.13.+      Sublease dated October 7, 1994 by and between On Technology
               Corporation and RSTAR Corporation, incorporated by reference to exhibit 10.13 to the Company's Registration Statement on Form S-1
               (Reg. No. 33-92562).
  10.14.+      Lease entered into in August 1994 by and between ON Technology
               Corporation and Perimeter Park West, incorporated by reference to exhibit 10.14 to the Company's Registration Statement on Form S-1
               (Reg. No. 33-92562).
  10.15.+      Letter Agreement dated April 1, 1996 between Fleet Bank of
               Massachusetts, N.A. and ON Technology Corporation, incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1996.

            Statement on Form S-1 (Reg. No. 33-92562).
  10.16.+ Software License Agreement among ON Technology Corporation and e.g. Software, Inc. dated July 1, 1994, incorporated by reference to exhibit 10.16 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).
  10.17.+ Software License Agreement among ON Technology Corporation, Integrity Software, Inc. and Integrity Software, Ltd. dated December 20, 1993, incorporated by reference to exhibit 10.17 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).
  10.18+ Agreement by and between Database America Information Systems, Inc. and ON Technology Corporation dated July 6, 1995, incorporation by reference to exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).
  10.19.*+ Directors and officers liability insurance policies issued by SteadFast Insurance Company and Evanston Insurance Company incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
   11.0.    Computation of net income per share.
   21.0.    Subsidiaries of the registrant.
   23.1.    Consent of Arthur Andersen LLP.
   27.0     Financial Data Schedule

* Management contracts or compensatory plans or arrangments covering executive officers or directors of ON Technology Corporation.
+ Previously filed with the Securities and Exchange Commission and incorporated by reference.
                                      49