Form 10-Q
period 1997-03-31
ON TECHNOLOGY CORP
filed 1997-05-14
CIK 925288

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended 31 March 1997

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

                    YES    [X]          NO    [_]

12,080,791 shares of the registrant's Common stock, $0.01 par value, were outstanding as of April 30, 1997.

          THIS DOCUMENT CONTAINS 21 PAGES.
          THE EXHIBIT INDEX IS ON PAGE 19.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                           FORM 10-Q, March 31, 1997

                                   CONTENTS


Item Number                                                               Page
-------------                                                           --------
                        PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance sheets:
           March 31, 1997 and December 31, 1996                              3
         Statements of operations:
           Three months ended March 31, 1997 and 1996                        4
         Statements of cash flows:
           Three months ended March 31, 1997 and 1996                        5
           Notes to condensed consolidated financial statements            6-7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations; Certain
           Factors that May Affect Future Results                         8-16

                          PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  17

Item 2.  Changes in Securities                                              17

Item 3.  Default Upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 5.  Other Information                                                  17

Item 6.  Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                  18

EXHIBIT INDEX                                                               19

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (unaudited)

                                                                       MARCH 31,      DECEMBER 31,
                                                                         1997             1996
                                                                      ----------     --------------
ASSETS
Current Assets:
Cash and cash equivalents                                            $    13,007        $    20,774
Accounts receivable, net of allowance  for doubtful accounts and
sales  returns of $1,509  and $1,057, respectively                        10,837              9,852
Inventories, net                                                           2,553              2,323
Deferred tax asset                                                         1,543                481
Prepaid expenses and other current assets                                  2,151              2,056
                                                                     -----------        -----------
      Total current assets                                                30,091             35,486
                                                                     -----------        -----------
Property and equipment, at cost:
Computers and equipment                                                    6,524              6,226
Equipment acquired under capital leases                                    3,895              3,895
Furniture and fixtures                                                       923                247
                                                                     -----------        -----------
Less - Accumulated depreciation                                            5,344              4,527
                                                                     -----------        -----------
                                                                           5,998              5,841
                                                                     -----------        -----------
Direct marketing costs                                                     1,093              1,067
Other assets and deposits                                                     87                 86
Purchased intangibles, net of $1,541 and $1,115 of accumulated
    amortization, respectively                                             3,187              1,662
                                                                     -----------        -----------
                                                                     $    40,456        $    44,142
                                                                     ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations                         $       981        $     1,063
Accounts payable                                                           7,864              5,619
Accrued expenses                                                           1,539              2,252
Reserve for distributor inventories                                          100                204
Deferred revenue                                                           3,515              1,001
                                                                     -----------        -----------
      Total current liabilities                                           13,999             10,139
                                                                     -----------        -----------
Capital lease obligations, net of current portion                            315                510
                                                                     -----------        -----------
Stockholders' Equity:
Common stock, $.01 par value - Authorized - 20,000,000 shares
    Issued and outstanding -12,094,767 shares and 11,008,243
      shares, respectively                                                   121                110
Additional paid in capital                                                62,566             55,637
Accumulated deficit                                                      (36,210)           (20,354)
Accumulated deficit of S corporation                                        (354)              (354)
Cumulative translation adjustment                                             19                 88
Treasury stock (0 and 257,867 shares at cost, respectively)                    0             (1,634)
                                                                     -----------        -----------
      Total stockholders' equity                                          26,142             33,493
                                                                     -----------        -----------
                                                                     $    40,456        $    44,142
                                                                     ===========        ===========

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                     ---------------------------
                                                                           1997            1996
                                                                     -----------     -----------
Revenue:
-------
Net product revenue                                                  $     11,460    $     10,967
Other revenue                                                               1,033             342
                                                                     ------------    ------------
      Total revenue                                                        12,493          11,309
                                                                     ------------    ------------
Operating expenses:
------------------
Cost of product revenue                                                     2,068           2,770
Sales and marketing                                                         6,301           5,471
Research and development                                                    3,136           1,965
General and administrative                                                  1,114             947
Charge for purchased research and development                              15,898          13,285
                                                                     ------------    ------------
      Loss from operations                                                (16,024)        (13,129)
                                                                     ------------    ------------
Interest income, net                                                          133             342
                                                                     ------------    ------------
      Loss before provision
            for income taxes                                              (15,891)        (12,787)
                                                                     ------------    ------------
Provision for income taxes                                                      0            (327)
                                                                     ------------    ------------
        Net loss                                                     $    (15,891)   $    (13,114)
                                                                     ============    ============
Net loss per common share                                            $      (1.35)   $      (1.23)
                                                                     ============    ============
Weighted average number of common shares
    outstanding                                                        11,766,920      10,675,043
                                                                     ============    ============


             The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                             ---------------------
                                                                    MARCH 31,
                                                              1997           1996
                                                            --------       ---------
Cash Flows from Operating Activities
   Net Loss                                                $ (15,891)      $ (13,114)
Adjustments to reconcile net loss to net cash
provided by operating activities
   Charge for purchased research and development              15,898          13,285
   Depreciation and amortization                               1,078             719
   Change in direct marketing costs                              (26)             15
   Changes in assets and liabilities:
     Accounts receivable                                         318             370
     Inventories                                                (185)           (432)
     Prepaid expenses and other current assets                   (46)           (223)
     Accounts payable                                          1,852             932
     Accrued expenses                                         (2,096)            323
     Reserve for distributor inventory                          (104)           (175)
     Deferred revenue                                           (757)            (46)
                                                            --------       ---------
        Net cash  provided by operating activities                41           1,654
                                                            --------       ---------
 Cash Flows From Investing Activities
   Change in other assets and deposits                            (1)             37
   Purchase of property and equipment, net                      (540)         (1,538)
   Purchase of neTrend Corporation, net                            0          (2,260)
   Purchase of Leprechaun Software International, Ltd.,
        net of cash acquired                                       0            (786)
   Purchase of Technocom plc, net                                  0          (1,963)
   Purchase of Purview Technologies, Inc., net of
        cash acquired                                         (1,228)              0
   Purchase of csd Software GmbH, net of cash
        acquired                                              (5,770)              0
                                                            --------       ---------
        Net cash used in investing activities                 (7,539)         (6,510)
                                                            --------       ---------

Cash Flows From Financing Activities
   Exercise of stock options                                      38              88
   Stock purchase through ESPP                                     4              33
   Principal repayments on obligation under capital lease       (277)           (287)
                                                            --------       ---------
        Net cash  used in financing activities                  (235)           (166)
                                                            --------       ---------
Net effect of exchange rates on cash & cash equivalents          (34)              0
Net decrease in cash and cash equivalents                     (7,767)         (5,022)
Cash and cash equivalents, beginning of period                20,774          33,338
                                                           ---------       ---------
Cash and cash equivalents, end of period                   $  13,007       $  28,316
                                                           =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for -
         Interest paid                                     $      40       $     417
                                                           =========       =========

         Income taxes paid                                 $     326       $     534
                                                           =========       =========

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FORM 10-Q, March 31, 1997
                (dollars in thousands, except per share amount)
                                  (unaudited)

1.  Interim Financial Statements
    ----------------------------

         The accompanying consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") without audit (except for the balance sheet information as of December 31, 1996) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form-10Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of March 31, 1997 and results of operations for the three months ended March 31, 1997 and March 31, 1996. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Registration Statement on Form 10-K.

2.  Net Loss Per Common Share
    -------------------------

         Net loss per common share is computed using the weighted average number of common shares outstanding during each period in accordance with the treasury stock method.

3.  Direct Marketing Costs
    ----------------------

         The Company sells its products through various channels, including free trial direct marketing. The Company incurs substantial costs in advance of a free trial campaign, including the rental of mailing lists, postage and printing. In 1994, the Company began capitalizing such costs in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 93-7, Reporting on Advertising Costs. The Company amortizes such costs over a three month period, which approximates the period of expected revenues. The Company has recorded approximately $1,093 and $1,067 of capitalized direct marketing costs in the accompanying condensed consolidated balance sheets at March 31, 1997 and December 31, 1996, respectively.

4. Acquisitions
   ------------

         During the period ended March 31, 1997, the Company completed two acquisitions. The Company acquired all of the capital stock of Purview Technologies, Inc. and csd Software GmbH. Each acquisition was accounted for as a purchase and as part of each transaction, certain in-process research and development costs were expensed as a charge for purchased research and development.

A. Purview Technologies, Inc.
   --------------------------

         On January 24, 1997, the Company acquired all of the capital stock of Purview Technologies, Inc., a company engaged in Internet access monitoring and management software. The aggregate purchase price of $2,379 was allocated based on the fair market value of the tangible and intangible assets acquired as follows:

Current Assets...........................................................         51
Purchased intangible assets, including acquired technology...............        210
Purchased incomplete research and development............................      2,118
                                                                             -------
                                                                             $ 2,379
                                                                             =======

As consideration, the Company paid $1,000 in cash and issued 205,251 shares of Common Stock with a fair market value of $5.55 per share, assumed $107 in liabilities, and incurred $133 in direct acquisition costs. This transaction was accounted for as a purchase, and accordingly, the results since January 24, 1997, are included in the accompanying condensed consolidated financial statements.


B. csd Software GmbH
   -----------------

          On January 28, 1997, Wilma 96 Vermogensverwaltungs GmbH ("Wilma GmbH") a wholly-owned subsidiary of the Company purchased all of the capital stock of csd Software GmbH, a German corporation engaged in the development of PC desktop software management tool products. The aggregate purchase price of $15,400 was allocated based on the fair market value of the tangible and intangible assets acquired as follows:

Purchased intangible assets, including acquired technology...............    $   1,620
Purchased incomplete research and development............................       13,780
                                                                             ---------
                                                                             $  15,400
                                                                             =========

Unaudited pro forma operating results for the Company, assuming the acquisition of csd occurred on January 1, 1996 is as follows:

                                                              December 31,
                                                                  1996
                                                             --------------
                 Net sales                                     $ 57,640
                 Net loss                                       (18,068)
                 Net loss per share                            $  (1.48)

         For purposes of these pro forma operating results, the in-process R&D was assumed to have been written off prior to January 1, 1996, so that the operating results presented include only recurring costs.


As consideration, the Company paid $5,000 in cash and issued 1,315,790 shares of Common Stock of the Company with a fair market value of $5.62, assumed $5,100 in liabilities, and incurred $734 in direct acquisition costs. This transaction was accounted for as a purchase, and accordingly, the results since January 28, 1997, are included in the accompany condensed consolidated financial statements.

         With respect to each of the foregoing two acquisitions, purchased intangible assets consist of amounts related to acquired technology including acquired software products and assembled workforce. These intangible assets will be amortized on a straight-line basis over their estimated useful life's not to exceed three years. The portion of the purchase price allocated to incomplete research and development projects that had not yet reached technological feasibility and did not have future alternative use was expensed as purchased research and development as of the respective acquisition dates.

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

5.  New Accounting Standards
    ------------------------

         In February 1997, the Financial Standards Board (FASB) issued SFAS No. 128, Earnings Per Share which is effective for the fiscal year ending December 15, 1997 and early adoption is not permitted. The Company does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
           Management Discussion and Analysis of Financial Condition
                           and Results of Operations
                           FORM 10-Q, March 31, 1997
                                  (unaudited)

OVERVIEW

         ON Technology Corporation is a leading provider of network security, network management and network scheduling software and services that help people work together on networks and across the Internet. ON Technology product brand names include ON Guard, an award winning Internet firewall; VirusTrack, innovative technology for preventing the spread of macro viruses; SofTrack, a market-leading software metering solution for both NetWare and Windows NT networks; Meeting Maker, a leading calendaring and scheduling solution; and DaVinci and Notework, two best-selling e-mail packages specifically for NetWare LANs. ON Technology products operate on NetWare, Windows NT, LAN Manager and Internet networks that include combinations of Windows, Windows 95, Windows NT, Macintosh, Power Mac, OS/2, Unix, and DOS/Windows workstations using IP, IPX, Net BIOS and Apple Talk protocols.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:


                                             THREE MONTHS ENDED
                                           ----------------------
                                           MARCH 31,    MARCH 31,
                                             1997         1996
                                          -----------  -----------
Revenue:
     Net product revenue                       91.7%        97.0%
     Other revenue                              8.3%         3.0%
                                          -----------------------
       Total revenue                          100.0%         100%
                                          -----------------------
Operating expenses:
     Cost of product revenue                   16.6%        24.5%
     Sales and marketing                       50.4%        48.4%
     Research and development                  25.1%        17.4%
     General and administrative                 8.9%         8.3%
     Charge for purchased R&D                 127.3%       117.5%
                                          -----------------------
Loss from operations                         (128.3%)     (116.1%)
                                          -----------------------
Interest income, net                            1.0%         3.0%
                                          -----------------------
Net loss before provision for income
 taxes                                       (127.3%)     (113.1%)
                                          -----------------------
Provision for income taxes                      0.0%        (2.9%)
                                          -----------------------
Net loss                                     (127.3%)     (116.0%)
                                          =======================


         PRODUCT REVENUE. The Company's net product revenue is derived primarily from the licensing of software products. Net product revenue also includes revenue from catalog sales of third party products and catalog advertising space. For the three months ended March 31, net product revenue increased $493,000 (4.5%) from 1996 to 1997. The increase was primarily the result of the licensing of communications and network management software to new customers and to customers upgrading existing licenses.

         OTHER REVENUE. The Company's other revenue consists of rentals of portions of the Company's customer lists, royalties received in connection with licensing ON's software to third parties and maintenance revenue. For the three months ended March 31, other revenue increased $691,000 (202%) from 1996 to 1997. This increase is primarily attributed to an increase in revenue from maintenance contracts for existing customers as well as those obtained as part of the csd Software GmbH ("csd") acquisition.

         COST OF PRODUCT REVENUE. Cost of product revenue primarily consists of expenses associated with product documentation, production and fulfillment costs and royalty fees associated with products that are licensed from third party developers. In addition, cost of product revenue includes the cost of third party products resold through the Company's catalog, the cost of producing the catalog and amortization of purchased intangibles. For the three months ended March 31, cost of product revenue decreased $702,000 (25%) from 1996 to 1997. This decrease was primarily the result of a $571,000 inventory write-down in 1996 and an increase in product sales with higher margins.

         SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation and benefits paid to sales and marketing personnel and the costs of direct mail and telemarketing campaigns including the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of administering the catalog operation, the costs of public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. For the three months ended March 31, sales and marketing expenses increased $830,000 (15%) from 1996 to 1997. The increase in absolute dollars was primarily the result of the csd acquisition, and the costs associated with marketing a larger portfolio of products. The Company anticipates that sales and marketing expense will continue to increase in absolute dollars as the Company continues to expand direct marketing efforts, but that sales and marketing expense will continue to remain approximately the same as a percentage of total revenue from year to year.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and the provision of technical support. For the three months ended March 31, research and development expense increased by $1.2 million (60%) from 1996 to 1997. The increase was primarily related to the increase in the size of the product portfolio, and the associated costs of product development, enhancements and maintenance relating to products acquired in the acquisition of csd and Purview Technologies, Inc. The Company plans to continue to make significant investments in research and development.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation, executive support costs, accounting operations, planning, and business development operations. For the three months ended March 31, general and administrative expense increased $167,000 from 1996 to 1997; however, this increase was approximately the same as a percentage of total revenue from 1996 to 1997. The increase in absolute dollars reflects personnel growth and associated costs in general support areas, offset by continued efficiency in core administrative operations.

         CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT. In connection with the acquisitions of Purview Technologies, Inc. and csd for the three months ended March 31, 1997, and acquisitions of neTrend Corporation, Leprechaun Software International, Ltd. and the LAN software business of Technocom Plc for the three months ended March 31, 1996, the Company allocated an aggregate of $15.9 million and $13.3 million, respectively, of the purchase prices for such acquisitions to incomplete research and development projects. Accordingly, these costs were expensed as of the acquisition dates. These allocated costs represent the estimated fair market value related to the incomplete projects determined by an independent appraisal. The development of these projects had not reached technological feasibility and the technology had no alternative future use. The technology acquired in these acquisitions has required, and will require, substantial additional development by the Company.

         INTEREST INCOME (EXPENSE). Interest income (expense) consists primarily of interest expense associated with equipment leases and interest income earned on cash and cash equivalents. For the three months ended March 31, interest income (expense) decreased $209,000 (61%) from 1996 to 1997. The decrease is the result of the change in the Company's cash position, primarily effected by cash used in acquisitions.

         INCOME TAXES. The tax provision for the three months ended March 31, 1997 and 1996 was calculated based upon the Company's expected 1997 and 1996 effective tax rate of 0% in 1997 and 30.6% in 1996, giving benefit to available net operating loss carryforwards and research and development credits.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company has funded its operations to date primarily through cash flow from operations and public and private placements of capital stock. At March 31, 1997, the Company had available cash and cash equivalents of $13.0 million. The Company has an unused and available line of credit of $10.0 million with a commercial bank. The Company can borrow under this line of credit up to the greater of $10.0 million or 80% of eligible accounts receivable, as defined in the line of credit agreement. Advances pursuant to the line of credit are secured by liens granted on the Company's accounts receivable. At March 31, 1997, the Company did not have an outstanding balance under the line of credit agreement.

Net cash provided by operating activities for the three months ended March 31, 1996 and March 31, 1997, was $1.7 million and $41,000, respectively. For the three months ended March 31, 1996, net cash provided by operating activities consisted primarily of a net loss of ($13.1 million) which was offset by a charge for purchased research and development of $13.3 million. Other additional factors contributing to net cash provided by operating activities were a decrease in depreciation and amortization of $719,000, accounts receivable of $370,000 and reserve for distributor inventory of $175,000, an increase in inventories of $432,000, prepaid expenses and other current assets of $223,000, accounts payable of $932,000 and accrued expenses of $323,000. For the three months ended March 31, 1997, net cash provided by operating activities consisted primarily of a net loss of ($15.9 million) offset by a charge for purchased research and development of $15.9 million. Additional factors contributing to net cash provided by operating activities included depreciation and amortization of $1.1 million, a decrease in accounts receivable of $318,000 and accrued expenses of $2 million and an increase in accounts payable of $1.9 million. These changes primarily are the result of the acquisitions of Purview Technologies, Inc., and csd.

Net cash used in investing activities for the three months ended March 31, 1996 and March 31, 1997 was $6.5 million and $7.5 million, respectively. For the three months ended March 31, 1996, net cash used in investing activities primarily reflects purchases of property and equipment of $1.5 million and direct costs of the acquisitions of neTrend Corporation, Leprechaun Software International Ltd., and the LAN Software business of Technocom plc of $2.3 million, $786,000 and $2.0 million, respectively. For the three months ended March 31, 1997, net cash used in investing activities primarily reflects purchases of property and equipment of $540,000, and direct costs of the acquisitions of Purview Technologies, Inc. and csd of $1.2 million and $5.8 million, respectively.

Net cash used in financing activities for the three months ended March 31, 1996 and March 31, 1997 was $166,000 and $235,000, respectively. For the three months ended March 31, 1996, net cash used in financing activities consisted of principle repayment on obligations under capital lease of $287,000, partially offset by exercises of stock options and stock purchases through the Company's Employee Stock Purchase Plan ("ESPP") of $121,000. For the three months ended March 31, 1997, net cash used in financing activities consisted of principle repayment on obligations under capital lease of $277,000, partially offset by exercises of stock options and stock purchases through the ESPP of $42,000.

The Company believes that its existing cash balances, funds generated from operations, borrowings under its line of credit will be sufficient to finance the Company's operations for the next twelve months. In the event the Company acquires one or more businesses of products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The risk factors discussed below, among other factors (including the accuracy of the Company's internal estimates of revenue and operating expense levels), may cause the Company's actual results to differ materially from the results stated in the forward-looking statements contained in this Form 10-Q. The following discussion of the Company's risk factors should be read in conjunction with the Company's financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

RISKS ASSOCIATED WITH PAST ACQUISITIONS

         The Company has in the past made a number of acquisitions that have and are being integrated and incorporated into the Company's operations, along with the acquired product lines, technologies and personnel. If the Company's management is unable to continue to manage these challenges, the Company's business, financial condition or results of operations could be materially adversely affected. There can be no assurance that any acquired products will gain acceptance in the Company' markets.

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

         In addition, the laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection for those rights. Furthermore, the Company has obtained only four foreign registrations of its Notework mark, two foreign registrations of its Meeting Maker mark, due to the significant costs involved in obtaining foreign registrations. As a result, the Company may not be able to prevent a third party from using its trademarks in many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology.

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

RISKS ASSOCIATED WITH INTERNATIONAL REVENUE

        In 1996 and in the three months ended March 31, 1997, total revenue from international licenses (license revenue from outside the United States) represented approximately 18% and 33%, respectively, of the Company's total revenue. The Company expects that total revenue from international licenses will increase in future years; however, there can be no assurance that the Company will be successful in penetrating international markets. Substantially all of the Company's license fees are in United States dollars. Risks inherent in the Company's international sales generally include the impact of fluctuating exchange rates or demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.

         In addition, a significant portion of the Company's international revenue is generated through independent distributors and resellers. Since these distributors and resellers are not employees of the Company and are not required to offer the Company's products exclusively, there can be no assurance that they will continue to market the Company's products. Also, despite the Company's substantial dependence in the international market upon the marketing, sales and customer support of its distributors and resellers, the Company currently has limited control over its distributors and resellers, and the Company may be unaware of the nature and scope of the representations made to customers by these agents. For example, independent agents could make representations to customers about the Company's current and future products which are inaccurate or incomplete, which could result in the products not meeting customers' expectations or requirements.
                                      15

DEPENDENCE UPON KEY PERSONNEL

     The Company's success depends to a significant extent upon a number of key technical and management employees. While the Company's employees are required to sign standard agreements concerning confidentiality and ownership of inventions, the employees, with the exception of Messrs. Risley, Platzman, Batson, Bogdan, Rizzi, O'Sullivan and Green are generally not otherwise subject to employment agreements or noncompetition covenants. The loss of the services of any of the Company's key employees could have a material adverse effect on the Company's business, financial condition or results of operation. The Company does not maintain life insurance policies on key employees. The Company's success also depends in large part upon its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition in the software industry for such personnel is intense. There can be no assurance that the Company will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires.

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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, March 31, 1997


                          PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits

         The exhibits listed in the accompanying Exhibit Index on page 19 are filed or incorporated by reference as part of this Report.

             (b) Reports on Form 8-K

         The Company filed a Current report on Form 8-K dated February 6, 1997 in relation to the acquisition of csd Software GmbH. This Form 8-K was amended by Form 8-K/A-1 filed on April 14, 1997.

         The Company also filed a Current report on Form 8-K dated February 5, 1997 in relation to the acquisition of Purview Technologies, Inc.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, March 31, 1997

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ON TECHNOLOGY CORPORATION



                              /s/ Christopher A. Risley
                              -------------------------

Date: May 13, 1997             Name: Christopher A. Risley
                              Title:  Chief Executive Officer



                              /s/ John M. Bogdan
                              ------------------

Date: May 13, 1997             Name: John M. Bogdan
                              Title:  Vice President of Finance
                                      and Chief Financial Officer

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, March 31, 1997

                                 EXHIBIT INDEX

Exhibit No.          Description
-----------          -----------

11.0                          Computation of Net Loss per share

27.0                          Financial Data Schedule