Form 10-Q
period 1997-06-30
ON TECHNOLOGY CORP
filed 1997-08-14
CIK 925288

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE   SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended 30 June 1997

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

                    YES     X          NO
                         --------

12,280,122 shares of the registrant's Common stock, $0.01 par value, were outstanding as of July 31, 1997.

                       THIS DOCUMENT CONTAINS 21 PAGES.
                       THE EXHIBIT INDEX IS ON PAGE 19.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                           FORM 10-Q, June 30, 1997

                                   CONTENTS

Item Number                                                             Page
-----------                                                             ----

                        PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
              Balance sheets:
               June 30, 1997 and December 31, 1996                        3
              Statements of operations:
               Three and six months ended June 30, 1997 and 1996          4
              Statements of cash flows:
               Six months ended June 30, 1997 and 1996                    5
              Notes to condensed consolidated financial statements        6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      7-16

                          PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                               17

Item 2.  Changes in Securities                                           17

Item 3.  Defaults Upon Senior Securities                                 17

Item 4.  Submission of Matters to a Vote of Security Holders             17

Item 5.  Other Information                                               17

Item 6.  Exhibits and Reports on Form 8-K                             17-18

SIGNATURES                                                               19

EXHIBIT INDEX                                                            20

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                  (unaudited)

                                             June 30,       December 31,
                                               1997             1996
                                               ----             ----
Assets
Current Assets:
Cash and cash equivalents                  $    11,063      $    20,774
Accounts receivable, net of allowance
 for doubtful accounts and sales
 returns of $1,320  and $1,057,
 respectively                                   11,234            9,852
Inventories, net                                 2,557            2,323
Prepaid expenses and other current
 assets                                          3,122            2,537
                                           -----------      -----------
     Total current assets                       27,976           35,486
                                           -----------      -----------
Property and equipment, at cost:
Computers and equipment                          7,898            6,226
Equipment acquired under capital leases          3,895            3,895
Furniture and fixtures                             278              247
                                           -----------      -----------
Less - Accumulated depreciation                  6,210            4,527
                                           -----------      -----------
                                                 5,861            5,841
                                           -----------      -----------
Direct marketing costs                           1,140            1,067
Other assets and deposits                           74               86
Purchased intangibles, net of $1,864
 and $1,261 of accumulated
 amortization, respectively                      2,904            1,662
                                           -----------      -----------
                                           $    37,955      $    44,142
                                           ===========      ===========
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of capital lease
 obligations                               $       863      $     1,063
Accounts payable                                 8,108            5,619
Accrued expenses                                 1,325            2,252
Reserve for distributor inventories                104              204
Deferred revenue                                 2,057            1,001
                                           -----------      -----------
    Total current liabilities                   12,457           10,139
                                           -----------      -----------
Capital lease obligations, net of
 current portion                                   154              510
                                           -----------      -----------
Stockholders' Equity:
Common stock, $.01 par value -
 Authorized - 20,000,000 shares
 Issued and outstanding -12,110,109
 shares and 11,008,243 shares,
 respectively                                      123              110
Additional paid in capital                      62,580           55,637
Accumulated deficit                            (37,017)         (20,354)
Accumulated deficit of S corporation              (354)            (354)
Cumulative translation adjustment                   59               88
Treasury stock (15,000 and 257,867
 shares at cost, respectively)                     (47)          (1,634)
                                           -----------      -----------
          Total stockholders' equity            25,344           33,493
                                           -----------      -----------
                                           $    37,955      $    44,142
                                           ===========      ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                Three Months                                    Six Months
                                               Ended June 30,                                  Ended June 30,
                                               --------------                                  --------------
                                            1997            1996                            1997            1996
                                            ----            ----                            ----            ----

Revenue:
--------
Net product revenue                     $     13,137    $     13,405                    $     24,597    $     24,372
Other revenue                                  1,078             421                           2,111             763
                                        ------------    ------------                    ------------    ------------

       Total revenue                          14,215          13,826                          26,708          25,135
                                        ------------    ------------                    ------------    ------------

Operating expenses:
-------------------
Cost of product revenue                        2,306           2,520                           4,385           5,290
Sales and marketing                            7,187           6,577                          13,494          12,048
Research and development                       3,545           2,317                           6,681           4,283
General and administrative                     1,222           1,142                           2,309           2,089
Charge for purchased research
  and development                                ---             ---                          15,898          13,285
                                        ------------    ------------                    ------------    ------------
     Income (Loss) from operations               (45)          1,270                         (16,059)        (11,860)
                                        ------------    ------------                    ------------    ------------
Interest income, net                              53             282                             175             624
                                        ------------    ------------                    ------------    ------------
     Income (Loss) before provision
            for income taxes                       8           1,552                         (15,884)        (11,236)
                                        ------------    ------------                    ------------    ------------
Provision for income taxes                      (775)           (112)                           (775)           (439)
                                        ------------    ------------                    ------------    ------------
     Net Income (loss)                  $       (767)   $      1,440                    $    (16,659)   $    (11,675)
                                        ============    ============                    ============    ============

Net Income (Loss) per common
share                                   $      (0.06)   $       0.13                    $      (1.39)   $      (1.08)
                                        ============    ============                    ============    ============

Weighted average number of
common and common equivalent
shares outstanding                        12,092,504      11,284,761                      12,005,940      10,823,913
                                        ============    ============                    ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                  Six Months
                                                Ended June 30,
                                                --------------
                                               1997         1996
                                               ----         ----
Cash Flows from Operating Activities
   Net Loss                                $ (16,659)   $ (11,675)
Adjustments to reconcile net loss
to net cash (used in) provided by
operating activities
   Charge for purchased research and
    development                               15,898       13,285
   Depreciation and amortization               2,267        1,641
   Change in direct marketing costs              (73)        (609)
   Change in deferred tax asset                1,062            0
   Changes in assets and liabilities:
     Accounts receivable                        (112)      (1,324)
     Inventories                                (189)        (532)
     Prepaid expenses and other current
      assets                                    (536)        (500)
     Accounts payable                          2,096          839
     Accrued expenses                         (2,337)        (336)
     Reserve for distributor inventory          (100)        (334)
     Deferred revenue                         (2,215)          (7)
                                           ---------    ---------
        Net cash (used in) provided by
         operating activities                   (898)         448
                                           ---------    ---------

Cash Flows From Investing Activities
   Change in other assets and deposits            45           30
   Purchase of property and equipment,
    net                                       (1,269)      (2,898)
   Purchase of neTrend Corporation, net            0       (2,260)
   Purchase of Leprechaun Software
    International, Ltd., net of cash
    acquired                                       0         (786)
   Purchase of Technocom plc, net                  0       (1,963)
   Purchase of Purview Technologies,
    Inc., net of cash acquired                (1,228)           0
   Purchase of csd Software GmbH, net
    of cash acquired                          (5,770)           0
                                           ---------    ---------
        Net cash used in investing
         activities                           (8,222)      (7,877)
                                           ---------    ---------

Cash Flows From Financing Activities
   Exercise of stock options                       8          129
   Stock purchase through ESPP                    38           33
   Purchase of treasury stock                    (47)         (25)
   Principal repayments on obligation
    under capital lease                         (556)        (586)
                                           ---------    ---------
        Net cash used in financing
         activities                             (557)        (449)
                                           ---------    ---------

Net effect of exchange rates on cash &
 cash equivalents                                (34)           0
Net decrease in cash and cash
 equivalents                                  (9,711)      (7,878)
Cash and cash equivalents, beginning of
 period                                       20,774       33,338
                                           ---------    ---------
Cash and cash equivalents, end of period   $  11,063    $  25,460
                                           =========    =========

Supplemental Disclosure of Cash Flow
 Information:

Cash paid for -
         Interest paid                     $      64    $     136
                                           =========    =========

         Income taxes paid                 $     454    $   1,151
                                           =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, June 30, 1997
                (dollars in thousands, except per share amount)
                                  (unaudited)

1.  Interim Financial Statements
    ----------------------------

          The accompanying consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") without audit (except for the balance sheet information as of December 31, 1996) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form-10Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of June 30, 1997 and December 31, 1996, and results of operations for the three and six months ended June 30, 1997 and June 30, 1996. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K.

2.  Net Income (Loss) Per Common Share
    ----------------------------------

          Net income (loss) per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period in accordance with the treasury stock method.

3.  Direct Marketing Costs
    ----------------------

          The Company sells its products through various channels, including free trial direct marketing. The Company incurs substantial costs in advance of a free trial campaign, including the rental of mailing lists, postage and printing. In 1994, the Company began capitalizing such costs in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 93-7, Reporting on Advertising Costs. The Company amortizes such costs over a three month period, which approximates the period of expected revenues. The Company has recorded approximately $1,140 and $1,067 of capitalized direct marketing costs in the accompanying condensed consolidated balance sheets at June 30, 1997 and December 31, 1996, respectively.

4.  New Accounting Standards
    ------------------------

          In February 1997, the Financial Standards Board (FASB) issued SFAS No. 128, Earnings Per Share which is effective for the fiscal year ending December 31, 1997 and early adoption is not permitted. The Company does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

5. Subsequent Events
   -----------------

          In connection with a strategic reorganization and restructuring, the Company expects to record a non-recurring, pre-tax restructuring and related inventory charge totaling $6.5 million to $7.5 million in the third quarter ending September 30, 1997. The restructuring charge includes reorganization costs related to the Company's deemphasis of investment in new customer acquisitions for the Company's groupware, network management and security businesses; the Company's realignment of its strategy and organization to focus on the growth of its new enterprise client management software business; the Company's exit from the anti-virus business; and the Company's severance costs related to the reduction of approximately 100 people from the workforce. As part of this restructuring and reorganization, Mr. Christopher Risley, President and Chief Executive Officer of the Company, and Mr. John Rizzi, Vice President of Worldwide Sales, will be departing the Company effective September 1, 1997. Mr. Herman Delatte, formerly the President of Micrografx, will replace Mr. Risley as President and Chief Executive Officer of the Company. Mr. Risley will continue to serve as a member of the Company's Board of Directors. In addition, the Company's Board of Directors elected Mr. William C. Hulley as Chairman of the Board in July 1997. Mr. Hulley has been a member of the Company's Board of Directors since 1994.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
   Management Discussion and Analysis of Financial Condition and Results of
                                  Operations
                           FORM 10-Q, June 30, 1997
                                  (unaudited)

Overview

          The Company develops, markets and supports communication and network management software, including client/server tools for group scheduling, software metering, firewall technology and enterprise client software.

          The Company does not provide forecasts of the future financial performance of the Company. From time to time, however, the information provided by the Company or statements made by its employees may contain forward-looking statements. In particular, statements contained in this Form 10-Q that are not historical statements (including, but not limited to, statements concerning estimates of future revenues, operating expense levels and such operating expense levels relative to the Company's total revenues) constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Results of Operations

          The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                      Three Months Ended     Six Months Ended
                                      ------------------     ----------------
                                     June 30,   June 30,   June 30,   June 30,
                                       1997       1996       1997       1996
                                       ----       ----       ----       ----
Revenue:
  Net product revenue                   92.4 %     97.0 %     92.1 %     97.0 %
  Other revenue                          7.6 %      3.0 %      7.9 %      3.0 %
                                     -------------------------------------------
   Total revenue                       100.0 %    100.0 %    100.0 %    100.0 %
                                     -------------------------------------------
Operating expenses:
  Cost of product revenue               16.2 %     18.2 %     16.4 %     21.0 %
  Sales and marketing                   50.6 %     47.6 %     50.5 %     47.9 %
  Research and development              24.9 %     16.8 %     25.0 %     17.0 %
  General and administrative             8.6 %      8.3 %      8.6 %      8.3 %
  Charge for purchased R&D               0.0 %      0.0 %     59.5 %     52.9 %
                                     -------------------------------------------
Income (loss) from operations           (0.3)%      9.1 %    (60.1)%    (47.1)%
                                     -------------------------------------------
Interest income, net                     0.4 %      2.1 %      0.7 %      2.5 %
                                     -------------------------------------------
Net income (loss) before provision
 for income taxes                        0.1 %     11.2 %    (59.5)%    (44.6)%
                                     -------------------------------------------
Provision for income taxes              (5.5)%     (0.8)%     (2.9)%     (1.7)%
                                     -------------------------------------------
Net income (loss)                       (5.4)%     10.4 %    (62.4)%    (46.3)%
                                     ===========================================

          Net Product Revenue. The Company's net product revenue is derived primarily from the licensing of software products. Net product revenue also includes revenue from catalog sales of third party products and catalog advertising space. For the three months ended June 30, net product revenue decreased $268,000 (2.0%) from 1996 to 1997. The decrease was primarily attributable to products deemphasized as part of the strategic reorganization and restructuring of the third quarter of 1996. For the six months ended June 30, net product revenue increased $225,000 (0.9%) from 1996 to 1997. The net increase was primarily the result of the licensing of communications and network management software to new customers and to customers upgrading existing licenses.

          Other Revenue. The Company's other revenue consists of rentals of portions of the Company's customer lists, royalties received in connection with licensing ON's software to third parties and maintenance revenue. For the three months ended June 30, other revenue increased $657,000 (156.1%) from 1996 to 1997. For the six months ended June 30, other revenue increases $1,348,000 (176.7%) from 1996 to 1997. This increase is primarily attributed to an increase in revenue from maintenance contracts for existing customers as well as those obtained as part of the csd Software GmbH ("csd") acquisition.

          Cost of Product Revenue. Cost of product revenue primarily consists of expenses associated with product documentation, production and fulfillment costs and royalty fees associated with products that are licensed from third party developers. In addition, cost of product revenue includes the cost of third party products resold through the Company's catalog, the cost of producing the catalog and amortization of purchased intangibles. For the three months ended June 30, cost of product revenue decreased $214,000 (8.5%) from 1996 to 1997. For the six months ended June 30, cost of product revenue decreased $905,000 (17.1%) from 1996 to 1997. This decrease was primarily the result of a $571,000 inventory write-down in 1996 and an increase in product sales with higher margins.

          Sales and Marketing Expense. Sales and marketing expense primarily consists of compensation and benefits paid to sales and marketing personnel and the costs of direct mail and telemarketing campaigns including the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of administering the catalog operation, the costs of public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. For the three months ended June 30, sales and marketing expenses increased $610,000 (9.3%) from 1996 to 1997. For the six months ended June 30, sales and marketing expenses increased $1,446,000 (12.0%) from 1996 to 1997. The increase in absolute dollars was primarily the result of the csd acquisition and the costs associated with marketing a larger portfolio of products. The Company anticipates that sales and marketing expense will continue to increase in absolute dollars as the Company continues to expand marketing efforts, but that sales and marketing expense will continue to remain approximately the same as a percentage of total revenue from year to year.

          Research and Development Expense. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and the provision of technical support. For the three months ended June 30, research and development expense increased by $1,228,000 (53.0%) from 1996 to 1997. For the six months ended June 30, research and development expenses increased by $2,398,000 (56.0%) from 1996 to 1997. The increase was primarily related to the increase in the size of the product portfolio, and the associated costs of product development, enhancements and maintenance relating to products acquired in the acquisition of csd and Purview Technologies, Inc. The Company plans to continue to make significant investments in research and development.

          General and Administrative Expense. General and administrative expense includes executive compensation, executive support costs, accounting operations, planning, and business development operations. For the three months ended June 30, general and administrative expense increased $80,000 (7.0%) from 1996 to 1997. For the six months ended June 30, general and administrative expenses increased by $220,000 (10.5%) from 1996 to 1997. The increase in absolute dollars reflects personnel growth and associated costs in general support areas, offset by continued efficiency in core administrative operations. This increase, however, was approximately the same as a percentage of total revenue from 1996 to 1997. The growth is the direct result of acquisitions of the LAN software business from Technocom plc. and csd Software GmbH.

          Charge for Purchased Research and Development. In connection with the acquisitions of Purview Technologies, Inc. and csd Software GmbH during the six months ended June 30, 1997, and the acquisitions of neTrend Corporation, Leprechaun Software International, Ltd. and the LAN software business of Technocom plc during the six months ended June 30, 1996, the Company allocated an aggregate of $15.9 million and $13.3 million, respectively, of the aggregate purchase price for such acquisitions to acquired incomplete research and development projects. Accordingly, these costs were expensed as of the acquisition dates. These allocated costs represent the estimated fair market value related to the incomplete projects as determined by an independent appraisal. The development of these projects had not reached technological feasibility and the technology had no alternative future use. The technology acquired in these acquisitions has required, and will require, substantial additional development by the Company.

          Interest Income, net. Interest income consists primarily of interest expense associated with equipment leases and interest income earned on cash and cash equivalents. For the three months ended June 30, interest income decreased $229,000 (81.2%) from 1996 to 1997. For the six months ended June 30, interest income decreased $449,000 (72.0%) from 1996 to 1997. The decrease is the result of the change in the Company's cash position, primarily effected by cash used in acquisitions.

          Income Taxes. The tax provision for the three and six months ended June 30, 1996 was calculated based upon the Company's expected 1996 effective tax rate of 10.7% in 1996, giving benefit to available net operating loss carryforwards and research and development credits. The tax provision for the three and six months ended June 30, 1997 represents a tax provision on income in Germany with no provision or benefit required in the Company's remaining foreign or domestic operating results.


Liquidity and Capital Resources

          The Company has funded its operations to date primarily through cash flow from operations and public and private placements of capital stock. At June 30, 1996 and June 30, 1997, the Company had available cash and cash equivalents of $25.5 million and $11.1 million, respectively. The Company has an unused and available line of credit of $10.0 million with a commercial bank. The Company can borrow under this line of credit up to the greater of $10.0 million or the sum of 80% of qualified domestic accounts receivable and 40% of qualified foreign accounts receivable, as defined in the line of credit agreement. Advances pursuant to the line of credit are secured by liens granted on the Company's accounts receivable. At June 30, 1997, the Company did not have an outstanding balance under the line of credit agreement.

          Net cash (used in) provided by operating activities for the six months ended June 30, 1996 and June 30, 1997, was $0.4 million and $(0.9) million, respectively. For the six months ended June 30, 1996, net cash (used in) provided by operating activities consisted primarily of a $13.3 million charge for purchased research and development, a $1.6 million increase in depreciation and amortization, and an $0.8 million increase in accounts payable, partially off-set by a net loss of $(11.7) million. For the six months ended June 30, 1997, net cash (used in) provided by operating activities consisted primarily of a net loss of ($16.7 million) offset by a charge for purchased research and development of $15.9 million. Additional factors contributing to net cash (used in) provided by operating activities included depreciation and amortization of $2.3 million, an increase in accounts receivable of $0.1 million and accounts payable of $2 million and a decrease in accrued expenses of $2.3 million. These changes are primarily the result of the acquisitions of Purview Technologies, Inc., and csd Software GmbH.

          Net cash used in investing activities for the six months ended June 30, 1996 and June 30, 1997 was $7.9 million and $8.2 million, respectively. For the six months ended June 30, 1996, net cash used in investing activities consisted of acquisition related direct costs and the cash portion of the purchase price associated with the acquisitions of neTrend Corporation, Leprechaun Software International, Ltd. and the LAN Software business of Technocom plc of $2.2 million, $0.8 million and $2.0 million, respectively. In addition there were property and equipment purchases of $2.9 million. For the six months ended June 30, 1997, net cash used in investing activities primarily reflects purchases of property and equipment of $1.3 million, and direct costs of the acquisitions of Purview Technologies, Inc. and csd of $1.2 million and $5.8 million, respectively.

          Net cash used in financing activities for the six months ended June 30, 1996 and June 30, 1997 was $0.4 million and $0.6 million, respectively. For the six months ended June 30, 1996, net cash used in financing activities consisted of principal repayment on obligations under capital leases of $0.6 million, partially offset by exercises of stock options and stock purchases through the Company's Employee Stock Purchase Plan ("ESPP") of $0.1 million. For the six months ended June 30, 1997, net cash used in financing activities consisted of principal repayment on obligations under capital leases of $0.6 million, partially offset by exercises of stock options and stock purchases through the ESPP of $0.04 million.

          The Company believes that its existing cash balances, funds generated from operations, and borrowings under its line of credit will be sufficient to finance the Company's operations for the next twelve months. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.


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

Risks Associated with Strategic Restructuring

          In July of 1997, the Company announced and implemented a reorganization and restructuring of its operations. This action was designed to
(i) realign the Company's strategy and organization to focus on its new enterprise client management software business, (ii) exit the anti-virus business and (iii) deemphasize investment in new customer acquisitions for the Company's groupware, network management and security businesses. As part of this reorganization and restructuring, Mr. Christopher Risley will no longer serve as President and Chief Executive Officer of the Company effective September 1, 1997 and Mr. John Rizzi will also leave the Company's employ as of September 1, 1997. Mr. Risley will, however, continue to serve as a member of the Company's Board of Directors. See "Dependence on Key Employees" and "Subsequent Events".

          Moreover, there can be no assurance that the Company will be successful in developing and expanding its new enterprise client management software business. The Company's decision to deemphasize customer acquisition investment in its groupware, network management and security businesses is expected to result in a significant sales decline for those businesses. There can be no assurance that the growth, if any, in the Company's new enterprise client management software business will offset, either in whole or in part, the decline in revenues from the Company's other businesses. The elimination of the Company's anti-virus business will adversely impact total sales. There can be no assurance that the Company will not engage in further reorganizations and restructuring in the future.

Variability of Quarterly Operating Results

          The Company's licensing activity and results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include, among other factors, the volume and timing of new and repeat orders, the introduction or announcement of new products or product enhancements by ON or third parties, failure to ship trials, changes in response rates to the Company's mailings and telemarketing programs, interruption in the Company's overnight delivery, telephone or internal networks and databases, work stoppages, changes in product prices, changes in operating expenses, changes in product mix, change in international sales, seasonality, trends in the computer industry, unavailability of product, potential software viruses and perceived threats thereof, customer order deferrals, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. While to date, the Company has not experienced any significant failure to ship trials, work stoppages or unavailability of products, there can be no assurance any of such events will not occur in the future. The occurrence of any such event could have a material adverse effect on the Company's business, financial condition or results of operations. Because of the nature of its distribution methods, the Company has virtually no backlog and generally cannot predict when users will license products. Historically, repeat orders have accounted for a significant portion of the Company's total revenue; however, there can be no assurance that the Company will be able to sustain current repeat order rates in the future. Furthermore, since the Company's cost of total revenue is relatively low and its operating expenses are relatively fixed, any revenue shortfall in a quarter will result in a substantially similar shortfall in net income. In addition, significant quarterly fluctuations in licensing activity will cause significant fluctuations in the Company's cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on the Company's balance sheet.

          The Company's business has experienced, and is expected to continue to experience, seasonality, due in part to customer buying patterns. In recent years, the Company generally has had greater demand for its products in the fourth quarter and has had weaker demand for its products during the first quarter. These fluctuations are caused primarily by customer budgeting and purchasing patterns. The Company believes this pattern will continue.

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

          Both the communications software market and the network management software market are highly fragmented, with products offered by many vendors. The Company's products compete with offerings from software, shareware and freeware developers. Shareware is software that is made available electronically on bulletin board systems. Shareware users are encouraged to evaluate the software for a short period of time and then either cease using it or pay a license fee. In the group scheduling market, the Company also competes with personal information manager products ("PIMs") that have been enhanced to include some group scheduling features. Certain competitors have in the past bundled communications and network management software with their operating system products or software application suite offerings and have publicly announced, or the Company believes are likely to provide, such bundles with future offerings. There can be no assurance that the Company can continue to compete effectively against communications software which is included free with the operating system, as these bundled products are improved in the future. In addition, the trend toward enterprise-wide communications software solutions may result in a consolidation of the communications software market around a smaller number of vendors who are able to provide all of the necessary software and support capabilities. While the Company intends to pursue this market for enterprise-wide communications software solutions, there can be no assurance that the Company will be successful in this effort.

          Historically, the Company's international revenue has been generated primarily through independent distributors in Europe, Australia, Israel, Central and South Africa and South America, certain of which are bound by contracts with the Company but which generally do not represent the Company exclusively. The competitive environment for communications software tools internationally is similar to that in North America. The Company has only recently begun to compete in Asian markets, which have significantly lagged behind North America and Europe in their adoption of LAN technology. There can be no assurance that the Company will be able to continue to compete successfully in international markets.

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

          The Company licenses SofTrack from a third party. The license expires in December of 1999. If the Company believes that this licensed product continues to be valuable after the expiration of the initial license term, it will seek to extend the term of the license. There can be no assurance that the Company will be able to extend the term of the expiring license, or that the economic arrangements for such extensions would be comparable to the arrangements in effect during the initial license term.

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

          The Company depends on the distribution of Free Trial Marketing disks to accomplish much of its marketing. If some of the Company's Free Trial Marketing disks were to become infected with a computer virus, they would cause difficulties for prospects and could damage the Company's reputation. The Company does extensive testing for viruses. The Company's use of outside fulfillment contractors increases the risk that a virus could be shipped undetected on disks bearing the Company's label. There can be no assurance that ON would be able to collect adequate compensation from such fulfillment contractors if such virus infected disks bearing the Company's label were shipped.

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

Risks Associated with Past Acquisitions

          The Company has in the past made a number of acquisitions that have been and are being integrated and incorporated into the Company's operations, along with the acquired product lines, technologies and personnel. If the Company's management is unable to continue to manage these challenges, the Company's business, financial condition or results of operations could be materially adversely affected. There can be no assurance that any acquired products will gain acceptance in the Company's markets.

Risks of Indirect Channels of Distribution

          The Company markets its products through distributors and resellers in addition to its Free Trial Marketing strategy. These distributors and resellers also sell other products that are complementary to, or compete with, those of ON. There can be no assurance that these distributors and resellers will not give greater priority to products of other suppliers. They have no long-term obligation to purchase products from the Company. Since the Company's agreements with its distributors provide for a right of return, revenue recognized upon sales to distributors is subject to a reserve for returns. Although management believes that the current reserve balance is adequate to cover this exposure, there can be no assurance that in any future period reserves for returns will be adequate. In addition, the Company may be unaware of the nature and scope of the representations made to customers by these distributors and resellers. For example, they could make representations to customers about the Company's current and future products which are inaccurate or incomplete. This could result in the products not meeting the customers' expectations or requirements. Although the Company's agreements with its distributors generally provide the Company with recourse against unauthorized action taken by the distributors, there can be no assurance that the Company could recover adequate compensation to cover the damage caused by an inaccurate representation. See "-Risks Associated with International Revenue."

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

          In addition, the laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection for those rights. Furthermore, the Company has obtained only four foreign registrations of its Notework mark and two foreign registrations of its Meeting Maker mark due to the significant costs involved in obtaining foreign registrations. As a result, the Company may not be able to prevent a third party from using its trademarks in many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology.

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

Risks Associated with International Revenue

          In 1996 and in the six months ended June 30, 1997, total revenue from international licenses (license revenue from outside the United States) represented approximately 18% and 39%, respectively, of the Company's total revenue. The Company expects that total revenue from international licenses will increase in future years; however, there can be no assurance that the Company will be successful in penetrating international markets. Substantially all of the Company's license fees are in United States dollars. Risks inherent in the Company's international sales generally include the impact of fluctuating exchange rates or demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.

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

Dependence upon Key Personnel

          The Company's success depends to a significant extent upon a number of key technical and management employees. Messrs. Christopher Risley and John Rizzi, President and Vice President of Worldwide Sales, respectively, will each be terminating their employment relationships with the Company effective as of September 1, 1997. While the Company's employees are required to sign standard agreements concerning confidentiality and ownership of inventions, the employees, with the exception of Messrs. Risley, Platzman, Bogdan, Rizzi, O'Sullivan and Green, are generally not otherwise subject to employment agreements or noncompetition covenants. The loss of the services of any of the Company's key employees, including the departures of Messrs. Risley and Rizzi as part of the Company's strategic restructuring, could have a material adverse effect on the Company's business, financial condition or results of operation. The Company does not maintain life insurance policies on key employees. The Company's success also depends in large part upon its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition in the software industry for such personnel is intense. There can be no assurance that the Company will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires. See also "Risks Associated with Strategic Restructuring".

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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, June 30, 1997


                          PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings
          Not Applicable

Item 2.   Changes in Securities
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          On March 28, 1997, the Board of Directors caused to be distributed to stockholders as of March 7, 1997, a Notice of Annual Meeting of Stockholders, proxy and Proxy Statement for Annual Meeting held on April 30, 1997. As of the record date, 12,094,767 shares of common stock (excluding treasury shares) were outstanding and entitled to vote.

          At the meeting, the stockholders acted upon the following proposals:
(I) election of two Class II directors; (ii) approval and ratification of an amendment to the Company's 1992 Employee and Consultant Stock Option Plan (the "Stock Option Plan") to increase the number of shares authorized for issuance under the Stock Option Plan from 2,550,000 shares to 3,300,000 shares; and (iii) ratification of the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997.

          All of the above matters were approved by the stockholders. Vote "For" represents affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted, the shares represented by the proxy were vote "For" each proposal in the manner disclosed in the Proxy Statement and Proxy.


The voting results were as follows:

                                                                                      Broker
                       Matter                    For     Against  Withheld  Abstain  Non-Votes
                       ------                    --      -------  --------  -------  ---------
I.      Election of Class II Directors

        Michael J. Zak                        8,901,556        0    23,189      N/A        N/A
        Brian T. Horey                        8,901,556        0    23,189      N/A        N/A

II.     Approval of Amendment  to 1992        6,649,230  846,740       N/A   14,493  1,414,782
        Employee and Consultant Stock
        Option Plan

III.    Ratification of Independent Auditors  8,917,390    3,000       N/A    4,355        500

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits

               The exhibits listed in the accompanying Exhibit Index on page 19 are filed or incorporated by reference as part of this Report.

               (b) Reports on Form 8-K
               The Company filed a current report on form 8-K dated August 5, 1997 in connection with the Company's announcement of a strategic reorganization and restructuring.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, June 30, 1997

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ON TECHNOLOGY CORPORATION



                                       /s/ Christopher A. Risley
                                       -------------------------------------

Date: August 13, 1997                  Name:  Christopher A. Risley
                                       Title:  Chief Executive Officer



                                       /s/ John M. Bogdan
                                       ------------------------------------
Date: August 13, 1997                  Name:  John M. Bogdan
                                       Title:  Vice President of Finance
                                               and Chief Financial Officer

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, June 30, 1997

                                 EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

10.1                       Lease between Phoenix Limited Partnership, and ON
                           Technology Corporation, Tenant, dated November 5,
                           1996

10.2                       Sublease between DaVinci Systems Corporation and
                           Northern Telecom Inc., dated November 7, 1996

10.3                       Sublease between Camp Dresser & McKee Inc. and ON
                           Technology Corporation, dated October 13, 1995

11.0                       Computation of Net Income (loss) per share

27.0                       Financial Data Schedule