Form 10-Q
period 1997-09-30
ON TECHNOLOGY CORP
filed 1997-11-14
CIK 925288

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended 30 September 1997

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

                    YES     X          NO
                         -------          -------

12,268,870 shares of the registrant's Common stock, $0.01 par value, were outstanding as of October 31, 1997.

                     THIS DOCUMENT CONTAINS   24   PAGES.
                                            ------
                       THE EXHIBIT INDEX IS ON PAGE 22.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                         FORM 10-Q, September 30, 1997

                                   CONTENTS

Item Number                                                                           Page
-----------                                                                           ----
                        PART I:  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
                  Balance sheets:
                   September 30, 1997 and December 31, 1996                              3
                  Statements of operations:
                   Three and nine months ended September 30, 1997 and 1996               4
                  Statements of cash flows:
                   Nine months ended September 30, 1997 and 1996                         5
                  Notes to condensed consolidated financial statements                 6-7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 8-18


                          PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              19

Item 2.  Changes in Securities                                                          19

Item 3.  Defaults Upon Senior Securities                                                19

Item 4.  Submission of Matters to a Vote of Security Holders                            19

Item 5.  Other Information                                                              19

Item 6.  Exhibits and Reports on Form 8-K                                               20

SIGNATURES                                                                              21

EXHIBIT INDEX                                                                           22

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (unaudited)

                                                                      SEPTEMBER 30,            DECEMBER  31,
                                                                          1997                     1996
                                                                      -------------            -------------
ASSETS
Current Assets:
Cash and cash equivalents                                               $    8,394               $   20,774
Accounts receivable, net of allowance for doubtful accounts and
  sales returns of $2,062 and $1,191, respectively                           9,512                    9,852
Inventories, net                                                             1,409                    2,323
Prepaid expenses and other current assets                                    3,600                    2,537
                                                                        ----------               ----------
     Total current assets                                                   22,915                   35,486
                                                                        ----------               ----------
Property and equipment, at cost:
Computers and equipment                                                      8,063                    6,226
Equipment acquired under capital leases                                      3,895                    3,895
Furniture and fixtures                                                         275                      247
                                                                        ----------               ----------
Less - Accumulated depreciation                                              7,079                    4,527
                                                                        ----------               ----------
                                                                             5,154                    5,841
                                                                        ----------               ----------
Direct marketing costs                                                          81                    1,067
Other assets and deposits                                                       71                       86
Purchased intangibles, net of $2,074  and $1,261 of accumulated
   amortization, respectively                                                2,545                    1,662
                                                                        ----------               ----------
                                                                        $   30,766               $   44,142
                                                                        ==========               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations                            $      684               $    1,063
Accounts payable                                                             6,250                    5,619
Accrued expenses                                                             3,679                    2,252
Reserve for distributor inventories                                            100                      204
Deferred revenue                                                             1,580                    1,001
                                                                        ----------               ----------
    Total current liabilities                                               12,293                   10,139
                                                                        ----------               ----------
Capital lease obligations, net of current portion                               71                      510
                                                                        ----------               ----------
Stockholders' Equity:
Common stock, $.01 par value - Authorized - 20,000,000 shares
   Issued and outstanding -12,281,502 shares and 11,008,243
   shares, respectively                                                        123                      110
Additional paid in capital                                                  63,037                   55,637
Deferred compensation                                                         (347)                       0
Accumulated deficit                                                        (44,135)                 (20,354)
Accumulated deficit of S corporation                                          (354)                    (354)
Cumulative translation adjustment                                              125                       88
Treasury stock (15,000 and 257,867 shares at cost, respectively)               (47)                  (1,634)
                                                                        ----------               ----------
          Total stockholders' equity                                        18,402                   33,493
                                                                        ----------               ----------
                                                                        $   30,766               $   44,142
                                                                        ==========               ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)
                                  (unaudited)



                                                             THREE MONTHS                               NINE MONTHS
                                                          ENDED SEPTEMBER 30,                        ENDED SEPTEMBER 30,
                                                          -------------------                        -------------------
                                                          1997           1996                        1997           1996
                                                       -----------    -----------                 -----------   -----------
Revenue:
--------
Net product revenue                                    $     9,051    $    12,248                 $    33,648   $    36,619
Other revenue                                                1,363            389                       3,474         1,153
                                                       -----------    -----------                 -----------   -----------
       Total revenue                                        10,414         12,637                      37,122        37,772
                                                       -----------    -----------                 -----------   -----------
Operating expenses:
-------------------
Cost of product revenue                                      3,214          4,423                       7,650         9,713
Sales and marketing                                          5,502          6,172                      18,995        18,222
Research and development                                     3,275          2,493                       9,956         6,775
General and administrative                                   1,716          1,102                       3,975         3,190
Charge for purchased incomplete
  research and development                                     ---            ---                      15,898        13,285
Charge for restructuring                                     4,530          5,415                       4,530         5,415
                                                       -----------    -----------                 -----------   -----------
     Loss from operations                                   (7,823)        (6,968)                    (23,882)      (18,828)
                                                       -----------    -----------                 -----------   -----------
Interest income, net                                            59            259                         234           884
                                                       -----------    -----------                 -----------   -----------
Loss before provision
  for income taxes                                          (7,764)        (6,709)                    (23,648)      (17,944)
                                                       -----------    -----------                 -----------   -----------
Provision (benefit) for income
  taxes                                                       (642)          (483)                       (133)          (44)
                                                       ===========    ===========                 ===========   ===========
     Net loss                                          $    (7,122)   $    (6,226)                $   (23,781)  $   (17,900)
                                                       ===========    ===========                 ===========   ===========
Net Loss per common share                              $     (0.58)   $     (0.57)                $     (1.97)  $     (1.65)
                                                       ===========    ===========                 ===========   ===========
Weighted average number of
  common shares outstanding                             12,223,309     10,980,103                  12,091,960    10,875,798
                                                       ===========    ===========                 ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                                  NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                     --------------------------------------
                                                                          1997                    1996
                                                                     --------------          --------------
Cash Flows from Operating Activities
   Net Loss                                                          $    (23,781)             $    (17,900)
Adjustments to reconcile net loss
 to net cash used in operating activities
   Charge for purchased research and development                           15,898                    13,285
   Asset write-down related to restructure charge                           1,328                     2,829
   Amortization of deferred compensation                                       69                         0
   Depreciation and amortization                                            3,438                     2,489
   Change in direct marketing costs                                           (50)                     (970)
   Change in net deferred income taxes                                      1,062                         0
   Changes in assets and liabilities:
     Accounts receivable                                                    1,363                      (482)
     Inventories                                                              959                     1,279
     Prepaid expenses and other current assets                               (912)                     (582)
     Accounts payable                                                         197                        72
     Accrued expenses                                                          17                       434
     Reserve for distributor inventory                                       (104)                     (534)
     Deferred revenue                                                      (2,692)                       64
                                                                       ----------                ----------
        Net cash used in operating activities                              (3,208)                      (16)
                                                                       ----------                ----------
Cash Flows From Investing Activities
   Change in other assets and deposits                                         15                        30
   Purchase of property and equipment, net                                 (1,549)                   (3,660)
   Purchase of neTrend Corporation, net                                         0                    (2,260)
   Purchase of Leprechaun Software International, Ltd.,
     net of cash acquired                                                       0                      (786)
   Purchase of Technocom plc, net                                               0                    (1,963)
   Purchase of Purview Technologies, Inc., net of cash acquired            (1,121)                        0
   Purchase of csd Software GmbH, net of cash acquired                     (5,791)                        0
                                                                       ----------                ----------
        Net cash used in investing activities                              (8,446)                   (8,639)
                                                                       ----------                ----------
Cash Flows From Financing Activities
   Exercise of stock options                                                   29                       138
   Stock purchase through ESPP                                                 73                        93
   Purchase of treasury stock                                                 (47)                   (1,030)
   Principal repayments on obligation under capital lease                    (818)                     (882)
                                                                       ----------                ----------
        Net cash  used in financing activities                               (763)                   (1,681)
                                                                       ----------                ----------

Net effect of exchange rates on cash & cash equivalents                        37                         2
Net decrease in cash and cash equivalents                                 (12,380)                  (10,334)
Cash and cash equivalents, beginning of period                             20,774                    33,338
                                                                       ----------                ----------
Cash and cash equivalents, end of period                               $    8,394                $   23,004
                                                                       ==========                ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for -
         Interest paid                                                 $      131                $      179
                                                                       ==========                ==========
         Income taxes paid                                             $      487                $    1,270
                                                                       ==========                ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         FORM 10-Q, September 30, 1997
                (dollars in thousands, except per share amount)
                                  (unaudited)



1.   Interim Financial Statements
     ----------------------------

          The accompanying consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") without audit (except for the balance sheet information as of December 31, 1996) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form-10Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of September 30, 1997 and December 31, 1996, and results of operations for the three and nine months ended September 30, 1997 and September 30, 1996. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Registration Statement on Form 10-K.


2.   Net Loss Per Common Share
     -------------------------


          Net loss per common share is computed using the weighted average number of common shares outstanding during each period.


3.   Direct Marketing Costs
     ----------------------

          The Company sells its products through various channels, including free trial direct marketing. The Company incurs substantial costs in advance of a free trial campaign, including the rental of mailing lists, postage and printing. In 1994, the Company began capitalizing such costs in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 93-7, Reporting on Advertising Costs. The Company amortizes such costs over a three month period, which approximates the period of expected revenues. The Company has recorded approximately $81 and $1,067 of capitalized direct marketing costs in the accompanying condensed consolidated balance sheets at September 30, 1997 and December 31, 1996, respectively.


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

          In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

          In July 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption.


5.   Charge for Restructuring
     ------------------------

          On July 29, 1997, the company announced that it had implemented a reorganization of its operations and a restructuring plan (the "Plan"). The Plan included write-offs and write-downs of certain assets, including accruing the costs related to a significant reduction in the workforce, primarily in the technical support and sales and marketing departments. In addition, the Company has exited from the anti-virus business and de-emphasized its investment in new customer acquisitions for the Company's groupware, network management and security businesses. As a result of the Plan the Company recorded a restructuring charge of $4,530. Included in the Plan was an additional inventory write-down of $849 which is included in cost of product revenue in accordance with Emerging Issues Task Force (EITF) 96-9, Classification of Inventory Markdowns and Other Costs Associated with a restructuring.

The following are the significant components of the $4,530 charge to restructuring:

Employee severance, benefits and related costs                                      $1,980
Write-off and write-down of assets to net realizable value excluding inventory       1,346
Provision for costs in closing facilities                                            1,204
                                                                                    ------
                                                                                    $4,530

6.   Subsequent Events
     -----------------

          On October 29, 1997, the Company announced that it would seek shareholder approval (the "Proposed Transaction") to sell to Elron Software Inc., a wholly owned subsidiary of Elron Electronics Industries, for an aggregate price of $12 million, with the possibility of an additional performance bonus of up to $1.5 million, (a) all of the Company's right, title and interest as owner of the computer software programs known as OnGuard Internet Manager, OnGuard Firewall, and the Odyssey Application Software and Database, and as licensee of SofTrack (collectively, the "Software"), (b) all of the Company's right, title and interest in its catalog business, including management information systems, sales and marketing databases and customer lists; (c) all of the Company's right, title and interest in and to the methodology, procedures, techniques and documentation utilized by the Company for the sale and distribution of computer software, hardware and peripherals, (collectively, the "Free Trial Marketing System"); (d) all of the Company's right title and interest in certain contracts, agreements, real and personal property leases, licenses and other instruments; (e) certain accounts receivable, notes and notes receivable, with a Company-guaranteed value of $3,000,000; (f) certain equipment, furniture, leasehold improvements; (g) certain inventory; (h) certain trade names and trademarks; and (i) the goodwill associated with the foregoing assets (collectively, the "Proposed Assets"). As part of the Proposed Transaction, Elron will hire from the Company, approximately 100 employees including Ivan O'Sullivan, the Company's Vice President - World Wide Marketing, and Chadwick Roll, the Company's Vice President of Inside Sales.

As a result of the sale of assets to Elron Software Inc., the Company expects to record a pre-tax reorganization and restructuring charge totaling $6.2 million to $6.6 million in the fourth quarter ended December 31, 1997. The restructuring charge includes reorganization costs related to the Company's sale of its Network Management and Network Security Business to Elron Software Inc, the closing of its international sales offices in the United Kingdom, France and Australia, and the Company's severance costs related to the reduction of the related workforce.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
   Management Discussion and Analysis of Financial Condition and Results of
                                  Operations
                         FORM 10-Q, September 30, 1997
                                  (unaudited)

OVERVIEW

     The Company develops, markets and supports communication and network management software, including client/server tools for group scheduling, software metering, firewall technology and enterprise client software.

     The Company does not provide forecasts of the future financial performance of the Company. From time to time, however, the information provided by the Company or statements made by its employees may contain forward-looking statements. In particular, statements contained in this Form 10-Q that are not historical statements (including, but not limited to, statements concerning estimates of future revenues, operating expense levels and such operating expense levels relative to the Company's total revenues) constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" and "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:


                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                        ------------------------------        ------------------------------
                                        SEPTEMBER 30,    SEPTEMBER 30,        SEPTEMBER 30,    SEPTEMBER 30,
                                            1997             1996                 1997             1996
                                         ----------       ----------           ----------       ----------
Revenue:
     Net product revenue                    86.9 %           96.9 %               90.6 %           96.9 %
     Other revenue                          13.1 %            3.1 %                9.4 %            3.1 %
                                         --------------------------------------------------------------------
       Total revenue                       100.0 %          100.0 %              100.0 %          100.0 %
                                         --------------------------------------------------------------------
Operating expenses:
     Cost of product revenue                30.9 %           35.0 %               20.6 %           25.7 %
     Sales and marketing                    52.8 %           48.8 %               51.2 %           48.2 %
     Research and development               31.4 %           19.7 %               26.8 %           17.9 %
     General and administrative             16.5 %            8.7 %               10.7 %            8.5 %
     Charge for purchased R&D                0.0 %            0.0 %               42.8 %           35.2 %
     Charge for restructuring               43.5 %           42.9 %               12.2 %           14.3 %
                                         --------------------------------------------------------------------
Loss from operations                       (75.1)%          (55.1)%              (64.3)%          (49.8)%
                                         --------------------------------------------------------------------
Interest income, net                         0.5 %            2.0 %                0.6 %            2.3 %
                                         --------------------------------------------------------------------
Net loss before
 provision for income taxes                (74.6)%          (53.1)%              (63.7)%          (47.5)%
                                         --------------------------------------------------------------------
Provision for income taxes                  (6.2)%           (3.8)%                0.4 %           (0.1)%
                                         --------------------------------------------------------------------
Net loss                                   (68.4)%          (49.3)%              (64.1)%          (47.4)%
                                         ====================================================================


     NET PRODUCT REVENUE. The Company's net product revenue is derived primarily from the licensing of software products. Net product revenue also includes revenue from catalog sales of third party products and catalog advertising space. For the three months ended September 30, net product revenue decreased $3,197,000 (26.1%) from 1996 to 1997. For the nine months ended September 30, net product revenue decreased $2,971,000 (8.1%) from 1996 to 1997. The decrease was primarily attributable to products de-emphasized as part of the strategic reorganization and restructuring of the third quarter of 1997. The Company anticipates that net product revenue will continue to decrease in absolute dollars due to the Company's Proposed Transaction to sell its Network Management and Network Security Business along with the related marketing systems and organization to Elron Software Inc. See Note 6 (Subsequent Events) to the Condensed Consolidated Financial Statements.

     OTHER REVENUE. The Company's other revenue consists of rentals of portions of the Company's customer lists, royalties received in connection with licensing ON's software to third parties and maintenance revenue. For the three months ended September 30, other revenue increased $974,000 (250.4%) from 1996 to 1997. For the nine months ended September 30, other revenue increases $2,321,000 (201.3%) from 1996 to 1997. This increase is primarily attributed to an increase in revenue from maintenance contracts for existing customers as well as those obtained as part of the csd Software GmbH ("csd") acquisition. The Company anticipates that other revenue may decrease in absolute dollars due to the Company's Proposed Transaction. See Note 6 (Subsequent Events) to the Condensed Consolidated Financial Statements.

     COST OF PRODUCT REVENUE. Cost of product revenue primarily consists of expenses associated with product documentation, production and fulfillment costs and royalty fees associated with products that are licensed from third party developers. In addition, cost of product revenue includes the cost of third party products resold through the Company's catalog, the cost of producing the catalog and amortization of purchased intangibles. For the three months ended September 30, cost of product revenue decreased $1,209,000 (27.3%) from 1996 to 1997. For the nine months ended September 30, cost of product revenue decreased $2,063,000 (21.2%) from 1996 to 1997. This decrease was primarily the result of decreased product revenue. As part of the Company's announced reorganization of its operations, the Company has ceased to market, sell, develop and support the anti-virus business and decreased its emphasis on the investment in new customer acquisitions for its groupware, network management and security businesses. As a result, the product inventory related to the ceased product lines and de-emphasized products were subsequently identified and written-off, all of which is included in cost of product revenue in the amount of $849,000. For the nine months ended September 30, 1996, the Company recorded a similar restructuring charge of $2,026,000. The Company anticipates that cost of product will continue to decrease in absolute dollars due to the Company's Proposed Transaction. See
Note 6 (Subsequent Events) to the Condensed Consolidated Financial Statements.

     SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation and benefits paid to sales and marketing personnel and the costs of direct mail and telemarketing campaigns including the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of administering the catalog operation, the costs of public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. For the three months ended September 30, sales and marketing expenses decreased $670,000 (10.9%) from 1996 to 1997. For the nine months ended September 30, sales and marketing expenses increased $773,000 (4.2%) from 1996 to 1997. The increase in absolute dollars was primarily the result of the csd acquisition and the costs associated with marketing a larger portfolio of products. The Company anticipates that sales and marketing expense may decrease in absolute dollars due to the Company's Proposed Transaction. See
Note 6 (Subsequent Events) to the Condensed Consolidated Financial Statements.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and the provision of technical support. For the three months ended September 30, research and development expense increased by $782,000 (31.4%) from 1996 to 1997. For the nine months ended September 30, research and development expenses increased by $3,181,000 (47.0%) from 1996 to 1997. The increase was primarily related to the increase in the size of the product portfolio, and the associated costs of product development, enhancements and maintenance relating to products acquired in the acquisition of csd Software GmbH and Purview Technologies, Inc. The Company plans to continue to make significant investments in research and development related to the Company's enterprise client software business.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation, executive support costs, accounting operations, planning, and business development operations. For the three months ended September 30, general and administrative expense increased $614,000 (55.7%) from 1996 to 1997. For the nine months ended September 30, general and administrative expenses increased by $785,000 (24.6%) from 1996 to 1997. The increase in absolute dollars reflects personnel growth and associated costs in general support areas, offset by continued efficiency in core administrative operations. This increase, however, was approximately the same as a percentage of total revenue from 1996 to 1997. The growth is a direct result of the acquisitions of the LAN Software business from Technocom plc and csd Software GmbH. The percentage of general and administrative expense to total revenue is expected to increase due to reduced sales resulting from the Company's Proposed Transaction. See Note 6 (Subsequent Events) to the Condensed Consolidated Financial Statements.

     CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT. In connection with the acquisitions of Purview Technologies, Inc. and csd Software GmbH during the nine months ended September 30, 1997, and the acquisitions of neTrend Corporation, Leprechaun Software International, Ltd. and the LAN software business of Technocom plc during the nine months ended September 30, 1996, the Company allocated an aggregate of $15.9 million and $13.3 million, respectively, of the aggregate purchase price for such acquisitions to purchased incomplete research and development projects. Accordingly, these costs were expensed as of the acquisition dates. These allocated costs represent the estimated fair market value related to the incomplete projects as determined by an appraisal. The development of these projects had not reached technological feasibility and the technology had no alternative future use. The technology acquired in these acquisitions has required, and will require, substantial additional development by the Company.

     CHARGE FOR RESTRUCTURING AND REORGANIZATION. On July 29, 1997, the Company announced that it had implemented a reorganization of its operations and a restructuring plan (the "Plan"). The Plan included write-offs and write-downs of certain assets, including accruing the costs related to a significant reduction in the workforce, primarily in the technical support and sales and marketing departments. In addition, the Company has exited from the anti-virus business and de-emphasized its investment in new customer acquisitions for the Company's groupware, network management and security businesses. As a result of the Plan the Company recorded a charge of $4,530,000. Included in the Plan was an additional inventory write-down of $849,000 which is included in cost of product revenue in accordance with Emerging Issues Task Force (EITF) 96-9, Classification of Inventory Markdowns and Other Costs Associated with a restructuring. On August 6, 1996 the Company had a similar charge for restructuring and reorganization of $5,450,000.

As a result of the sale of Proposed Assets to Elron Software Inc., the Company expects to record a pre-tax reorganization and restructuring charge totaling $6.2 million to $6.6 million in the fourth quarter ended December 31, 1997. The restructuring charge includes reorganization costs related to the Company's sale of the Proposed Assets to Elron Software Inc, the closing of international sales offices in the United Kingdom, France and Australia, and the Company's severance costs related to the reduction of the related workforce.

     INTEREST INCOME, NET. Interest income consists primarily of interest expense associated with equipment leases and interest income earned on cash and cash equivalents. For the three months ended September 30, interest income decreased $200,000 (77.2%) from 1996 to 1997. For the nine months ended September 30, interest income decreased $650,000 (73.5%) from 1996 to 1997. The decrease is the result of the change in the Company's cash position, primarily effected by cash used in acquisitions.

     INCOME TAXES. The tax provision for the three and nine months ended September 30, 1996 was calculated based upon the Company's expected 1996 effective tax rate of 10.7% in 1996, giving benefit to available net operating loss carryforwards and research and development credits. The tax provision for the three and nine months ended September 30, 1997 represents a tax provision on income in Germany with no provision or benefit required in the Company's remaining foreign or domestic operating results.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through cash flow from operations and public and private placements of capital stock. At September 30, 1996 and September 30, 1997, the Company had available cash and cash equivalents of $23.0 million and $8.4 million, respectively. The Company has an unused and available line of credit of $10.0 million with a commercial bank. The Company can borrow under this line of credit up to the greater of $10.0 million or the sum of 80% of qualified domestic accounts receivable and 40% of qualified foreign accounts receivable. Advances pursuant to the line of credit are secured by liens granted on the Company's accounts receivable. At September 30, 1997, the Company did not have an outstanding balance under the line of credit agreement.

     Net cash used in operating activities for the nine months ended September 30, 1996 and September 30, 1997, was $16 thousand and $3.2 million, respectively. For the nine months ended September 30, 1996, cash used in operating activities consisted primarily of a $13.3 million charge for purchased research and development, a $2.5 million increase in depreciation and amortization, and an $2.8 million charge for asset write-down related to a restructure charge, off-set by a net loss of $(17.9) million. For the nine months ended September 30, 1997, net cash used in operating activities consisted primarily of a net loss of ($23.8 million) offset by a charge for purchased research and development of $15.9 million. Additional factors contributing to net cash used in operating activities included depreciation and amortization of $3.4 million, and an asset write-down related to restructuring charge of $1.3 million. These changes primarily are the result of the acquisitions of Purview Technologies, Inc., and csd Software GmbH.

     Net cash used in investing activities for the nine months ended September 30, 1996 and September 30, 1997 was $8.6 million and $8.4 million, respectively. For the nine months ended September 30, 1996, net cash used in investing activities consisted of acquisition related direct costs and the cash portion of the purchase price associated with the acquisitions of neTrend Corporation, Leprechaun Software International, Ltd. and the LAN Software business of Technocom plc of $2.2 million, $0.8 million and $2.0 million, respectively. In addition there were property and equipment purchases of $3.7 million. For the nine months ended September 30, 1997, net cash used in investing activities primarily reflects purchases of property and equipment of $1.6 million, and direct costs of the acquisitions of Purview Technologies, Inc. and csd Software GmbH of $1.2 million and $5.8 million, respectively.

     Net cash used in financing activities for the nine months ended September 30, 1996 and September 30, 1997 was $1.7 million and $763 thousand, respectively. For the nine months ended September 30, 1996, net cash used in financing activities consisted of principal repayment on obligations under capital lease of $882 thousand and stock repurchase of $1.0 million, partially offset by exercises of stock options and stock purchases through the Company's Employee Stock Purchase Plan ("ESPP") of $93 thousand. For the nine months ended September 30, 1997, net cash used in financing activities consisted of principal repayment on obligations under capital lease of $818 thousand, partially offset by exercises of stock options and stock purchases through the ESPP of $73 thousand.

     The Company has estimated that the product development, marketing and sales costs of the CCM products are approximately $1.0 to $1.5 million per month. The Company believes that its existing cash balances, funds generated from operations and borrowing under its line of credit will be sufficient to fund these costs through March 1998, whether or not the Proposed Transaction is consummated. If the Proposed Transaction is consummated, the Company believes that it will have sufficient financial resources to fund these costs through at least December 1998. If the Proposed Transaction is not consummated, the Company will have to seek additional sources of capital to fund CCM product costs beyond March 1998. There can be no assurance that the Company's estimate of the marketing, sales and product development costs of the CCM products will prove correct, that such costs will not increase beyond the Company's available financial resources, or that additional sources of capital, if and when needed, will be sufficient or available.


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     SOME STATEMENTS CONTAINED IN THIS FORM 10Q THAT ARE NOT HISTORICAL STATEMENTS (INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING ESTIMATES OF FUTURE REVENUES, OPERATING EXPENSE LEVELS AND SUCH OPERATING LEVELS RELATIVE TO THE COMPANY'S TOTAL REVENUES) CONSTITUTE FORWARD-LOOKING STATEMENTS UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE RISK FACTORS DISCUSSED BELOW, AMONG OTHER FACTORS (INCLUDING THE ACCURACY OF THE COMPANY'S INTERNAL ESTIMATES OF REVENUE AND OPERATING EXPENSE LEVEL AND THE OTHER RISK FACTORS DISCLOSED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSIONS), MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE ESTIMATED RESULTS STATED IN SUCH FORWARD-LOOKING STATEMENTS.


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

     The following risk factors concern the Proposed Transaction and the business of the Company to be conducted if the Proposed Transaction is consummated, or if the Proposed Transaction is not consummated:


CHANGE IN MARKETING STRATEGY

     Historically, the Company has marketed all of its products other than its Comprehensive Client Management ("CCM") Products through its Free Trial Marketing system. See "--Free Trial Marketing." Pursuant to the Proposed Transaction, the Company is selling, among other things, its Free Trial Marketing system, subject to a limited license-back to the Company. This license will allow the Company to continue to use the Free Trial Marketing system to market its current Groupware products, including future versions and feature extension of such products, to existing customers and identified leads, for a period of three years from the closing date of the Proposed Transaction (the "Closing Date"), subject to termination in the event of a sale of the Groupware products or a sale of all or substantially all of the Company's business or assets.

     Although the Company will retain limited rights to the Free Trial Marketing system after the consummation of the Proposed Transaction, the Company's ability to implement a marketing strategy based on the Free Trial Marketing system will be severely curtailed because the Company will no longer have the personnel and infrastructure necessary to support to such a strategy. Moreover, the Company has made the strategic decision to limit its Groupware marketing efforts to exclusively selling new seats to its existing customer base, while focusing the majority of its management, financial and technical resources to the CCM products. The Company has made a strategic decision to cease marketing the Groupware products to new customers. Inasmuch as the Company's historical marketing strategy has been based primarily on the Free Trial Marketing system, the Company's decision to sell substantially all of its rights to the Free Trial Marketing system will significantly limit the marketing strategies available to the Company.


CCM PRODUCT MARKETING STRATEGY

     After the consummation of the Proposed Transaction, the Company will be focused primarily on its CCM products. The target market for the CCM products is entirely different from the target market for the products the Company has marketed and sold through its Free Trial Marketing system. The target market for the CCM products consists primarily of large corporations such as Deutsche Telekom, BASF and Munich Reinsurance (all existing CCM customers). In addition, CCM product sales per customer are generally in the range of $20,000 to $500,000, as opposed to an average sale per customer for the Company's other products of approximately $2,000. Sales of CCM products pose significantly greater financial risks, and require greater up-front investments in marketing, technical and financial resources, than sales of the Company's historical products. As a result, the Company is adopting a new and untested marketing strategy using a direct sales force and in-field service organization. This marketing strategy requires significant investments in additional marketing and technical personnel, retraining of existing personnel, ongoing product development and creation of an in-field service organization. To date, substantially all of the Company's marketing of CCM products has been in Europe. While the Company has developed valuable experience and expertise in Europe, there can be no assurance that the Company will be able to transfer such experience and expertise to the North American market.


TECHNOLOGICAL REQUIREMENTS OF THE CCM PRODUCTS; PRODUCT DEVELOPMENT

     The technological demands of the CCM products require a commitment of significant ongoing financial, technical and personnel resources to product development, training of service technicians and customer training. Because the Company's historical products are not as technologically demanding as the CCM products, the Company has not to date made the required investment and has not proven that it can develop and maintain the organization required to support such products. The Company believes that its experience with the CCM products in Europe will provide a valuable base on which to build the necessary financial, technical and personnel resources to sell, market, develop and support the CCM products in North America; however, there can be no assurance that the Company will be able to expand and develop its resources to support CCM products in North America.

     After the consummation of the Proposed Transaction, the Company will be focused primarily on its CCM product. The CCM product is typically larger and more complex than the products that the Company has previously developed. The Company's ability to continue to enhance the CCM product to meet customer and market requirements will depend substantially on its ability to effectively manage its development effort and to attract and retain the required development personnel in Cambridge, Massachusetts and Starnberg, Germany.


MANAGEMENT AGREEMENT; TRANSFERRED EMPLOYEES

     Contemporaneously with the execution and delivery of the Purchase Agreement, the Company and Elron Software, Inc. entered into a Management Agreement (the "Management Agreement") pursuant to which Elron Software, Inc. will manage the assets being acquired by Elron pursuant to the Purchase Agreement (the "Proposed Assets") for its benefit and at its risk and expense. Pursuant to the Management Agreement, Elron, has, subject to certain covenants regarding extraordinary transactions, complete discretion to operate the business of the Company with regard to the Proposed Assets. In the event that the Proposed Transaction is not consummated, Elron will be obligated to return the Proposed Assets to the Company, subject to the terms and conditions of the Management Agreement. There can be no assurance that the Proposed Assets would upon return by Elron have at least the same value as such assets had at the time the Management Agreement was executed. Any diminution in value of the Proposed Assets could have a material adverse effect on the Company's business, condition (financial and otherwise), prospects and results of operations.

     Pursuant to the Purchase Agreement, certain employees of the Company will be employed by the Company, but will from the date of the Purchase Agreement until the Closing Date, to the extent allowed by law, be subject to the complete supervision, direction and control of Elron Software, Inc. (the "Transferred Employees"). The Company has been advised that the Transferred Employees have been offered various benefits and incentives by Elron Software, Inc. after the consummation of the Proposed Transaction. In the event that the Proposed Transaction is not consummated, and as a result such benefits and incentives are not provided, the performance of the Transferred Employees could be materially adversely affected and a significant portion of such employees may seek employment elsewhere.

FAILURE OF THE COMPANY TO OBTAIN CERTAIN THIRD-PARTY CONTRACTS

     Although the only condition to closing the Proposed Transaction (the "Closing") is that the Purchase Agreement and Proposed Transaction be approved by the stockholders of the Company, the Company is obligated to obtain certain third-party consents on or prior to the Closing. In the event that the Company does not obtain such consents, it will be obligated to pay certain specified financial damages. The payment of such financial penalties may have a material adverse effect on the Company's business, condition (financial and otherwise), prospects and results of operations.


INTERNATIONAL REVENUE

     In fiscal 1996 and the nine-month period ending September 30, 1997, total revenue from international licenses (license revenue from outside the United States) represented approximately 17% and 35%, respectively, of the Company's total revenue. For the fourth quarter of 1997 and thereafter (assuming the Proposed Transaction is consummated), the Company expects that international revenue will constitute a significantly greater portion of the Company's total revenue. Accordingly, a greater percentage of the Company's total revenue will be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.

LOSS OF KEY MANAGEMENT PERSONNEL

     Ivan O'Sullivan and Chadwick Roll, Vice President - Worldwide Marketing and Vice President of Inside Sales of the Company, respectively, are among the Transferred Employees. Messrs. O'Sullivan and Roll are key employees of the Company. The loss of their services may have a material adverse effect on the Company's business, condition (financial or otherwise), prospects or results of operations.

     The Company's success depends to a significant extent upon a number of key technical and management employees. While the Company's employees are required to sign standard agreements concerning confidentiality and ownership of inventions, the employees, with the exception of Messrs. Herman DeLatte, Platzman and Bogdan are generally not otherwise subject to employment agreements or noncompetition covenants. The loss of the services of any of the Company's key employees could have a material adverse effect on the Company's business, financial condition or results of operation. The Company does not maintain life insurance policies on key employees. The Company's success also depends in large part upon its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel.

     Competition in the software industry for such personnel is intense. There can be no assurance that the Company will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires.

GROUPWARE BUSINESS

     After the consummation of the Proposed Transaction, the Company's products will consist of the CCM and the Groupware products. The Company has made the strategic decision to limit its Groupware marketing efforts to exclusively selling new seats to its existing customer base, while focusing the majority of its management, financial and technical resources to the CCM products. The Company believes that in the short-term the Company can significantly reduce the costs associated with the Groupware products while continuing to generate cash flow from the sale of these products. However, there can be no assurance that cash flow from the sale of the Groupware products will not decrease faster than expected. In addition, over the longer term, the Company's strategic decision to cease marketing the Groupware products to new customers will lead to an erosion of the customer base and a reduction of revenue from such products. Furthermore, the Company is considering the possibility of selling or licensing one or more of the Groupware products in order to provide additional cash for the CCM Business. The possibility of these dispositions may further adversely the impact of the Groupware business.

     The Company's ability to attract and retain the employees needed to service the Groupware products may be materially adversely affected by the Company's strategic decision to de-emphasize the Groupware products and possibly sell or license one or more of these products. Any loss of revenue from the Groupware products may have a materially adverse affect on the Company's business condition (financial and otherwise), prospects and results of operation.

RISKS ASSOCIATED WITH STRATEGIC RESTRUCTURING

     On July 29, 1997, the Company reorganized and restructured its operations. On October 29, 1997, additional restructuring actions were implemented. These actions were designed to focus the Company on the CCM Business. To date, implementation of this new corporate strategy has included hiring a new Chief Executive Officer, electing a new Chairman of the Board of Directors, de-emphasizing the acquisition of new customers in the Company's Groupware and Network Management and Security businesses, discontinuing sales of the Company's virus protection software, closing or reducing the Company's offices in Sydney, Paris, London and Munich, while building up the Company's office in Starnberg, Germany and laying off approximately 160 employees. There can be no assurance that the Company's new corporate strategy will be successfully implemented. Furthermore, there can be no assurance that the Company will not engage in further reorganizations or restructurings in the future.

     Moreover, there can be no assurance that the Company will be successful in developing and expanding its new enterprise client management software business. The Company's decision to de-emphasize customer acquisition investment in its groupware, network management and security businesses is expected to result in a significant sales decline for those businesses. There can be no assurance that the growth, if any, in the Company's new enterprise client management software business will offset, either in whole or in part, the decline in revenues from the Company's other businesses. The elimination of the Company's anti-virus business will adversely impact total sales. There can be no assurance that the Company will not engage in further reorganizations and restructuring in the future.

VARIABILITY OF QUARTERLY OPERATING RESULTS

     The Company's licensing activity and results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include, among other factors the volume and timing of new and repeat orders, the introduction or announcement of new products or product enhancements by ON or third parties, failure to ship trials, changes in response rates to the Company's mailings and telemarketing programs, interruption in the Company's overnight delivery, telephone or internal networks and databases, work stoppages, changes in product prices, changes in operating expenses, changes in product mix, increase in international sales as a percentage of total revenue, seasonality, trends in the computer industry, unavailability of product, potential software viruses and perceived threats thereof, customer order deferrals, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. While to date, the Company has not experienced any significant failure to ship trials, work stoppages or unavailability of products, there can be no assurance any of such events will not occur in the future. The occurrence of any such event could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects or results of operations. Because of the nature of its distribution methods for its Groupware and Network Management and Security products, the Company has virtually no backlog with respect to such products and generally cannot predict when users will license such products. As a result of the longer enterprise sales and product rollout cycle for CCM, the Company will have improved visibility of anticipated customer orders for CCM. Historically, repeat orders have accounted for a significant portion of the Company's total revenue; however, there can be no assurance that the Company will be able to sustain current repeat order rates in the future, especially after consummation of the Proposed Acquisition and in light of the deemphasis in marketing efforts for the Groupware and Network Management and Security products. Furthermore, since the Company's cost of total revenue is relatively low and its operating expenses are relatively fixed, any revenue shortfall in a quarter will result in a substantially similar shortfall in net income. In addition, significant quarterly fluctuations in licensing activity will cause significant fluctuations in the Company's cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on the Company's balance sheet.

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

RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE

     The Groupware, Network Management and Security and Client Management software markets are characterized by rapid technological developments, changes in customer requirements, evolving industry standards and frequent new product introductions. The Company's future success will depend, in part, upon its ability to enhance its existing applications, develop and introduce new products that take advantage of technological advances, and respond promptly to new customer requirements and evolving industry standards. As discussed above, the Company has made a strategic decision to discontinue further new customer development of its Groupware products and has agreed to sell, subject to shareholder approval, its Network Management and Security products. The Company has identified a number of enhancements to CCM which it believes are important to its continued success in the Client Management software market. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, enhancements to its existing products or new products, or that its new products will adequately address the changing needs of the marketplace. Failure by the Company in any of these areas could materially and adversely affect the Company's business, condition (financial or otherwise), prospects or results of operations. In addition, from time to time the Company or its competitors may announce new products with capabilities or technologies that could have a potential to replace or shorten the life cycles of the Company's existing products or render such products obsolete. There can be no assurance that announcements by the Company or its competitors of new products will not cause customers to defer purchasing the Company's existing products. In addition, there can be no assurance that future changes in DOS, Windows, Windows NT, UNIX, NetWare or other popular operating systems would not result in incompatibility with the Company's products. The Company's failure to introduce new products on a timely basis that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations.

COMPETITIVE RISKS

     The market for the Company's products is highly competitive, and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting the market for its products include performance, functionality, ease of use, ease of installation, quality, customer support, breadth of product line, speed of product delivery, frequency of upgrades and updates, brand name recognition, company reputation, adherence to industry standards, integration with third-party solutions and price. Certain of the criteria upon which the performance and quality of the Company's Groupware and Network Management and Security software compete include speed of response, ease of use, ease of installation, interoperability with other messaging systems and simplicity of administration. The Company believes that it generally competes favorably with respect to each of these factors; however, there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors. Certain of the Company's competitors have been in the market longer than the Company, and other competitors are larger and may have greater name recognition that the Company. As is the case in many segments of the software industry, the Company may encounter increasing price competition in the future. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which could adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will continue to compete effectively against existing and potential competitors in the communications and network management software markets, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company.

     The Groupware, Network Management and Security and Client Management software markets are highly fragmented, with products offered by many vendors. In the e-mail market, the Company competes with offerings from software, shareware and freeware developers. Shareware is software that is made available electronically on bulletin boards systems. Shareware users are encouraged to evaluate the software for a short period of time and then either cease using it or pay a license fee. In the group scheduling market, the Company also competes with personal information manager products ("PIMs") that have been enhanced to include some group scheduling features. In addition, the trend toward enterprise-wide communications software solutions may result in a consolidation of the communications software market around a smaller number of vendors who are able to provide all of the necessary software and support capabilities.

RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT

     The Company has in the past experienced delays in software development, and there can be no assurance that it will not experience further delays in connection with its current or future product development activities. The Company puts all of its products through alpha and beta test cycles and makes significant efforts to debug all products before commercial release. The Company makes well-marked alpha and beta versions of its software available for evaluation and testing and solicits and responds to input from evaluators. However, there can be no assurance that the Company's products will not contain undetected errors or version compatibility issues, particularly when first introduced or when new versions are released, resulting in loss of or delay in market acceptance. Delays and difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects or results of operations.

     In addition to developing new products, the Company's internal development staff is focused on developing upgrades and updates to existing products and modifying, enhancing and completing any acquired products and incomplete projects. Future enhancements may, among other things, include additional functionality, respond to user problems or address issues of compatibility with changing operating systems and environments. The Company believes that the ability to provide these enhancements to users frequently and at a low cost is key to its success. Failure to release such enhancements on a timely basis could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects or results of operation. There can be no assurance that the Company will be successful in these efforts.

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

RISKS OF INCLUSION OF CCM, GROUPWARE, NETWORK MANAGEMENT, AND SECURITY SOFTWARE AND APPLICATION SUITES

     In the future, vendors of operating system software and group of applications sold for a single price (generally referred to as application suites) may continue to enhance their products to include certain functions that are currently provided most often by Groupware and Network Management software or may bundle these products in their application suites at no additional charge. The widespread inclusion of the functions provided by the Company's products as standard features of operating system software could, particularly if the quality of such functions were comparable to that of the Company's products, render the Company's products obsolete and unmarketable. Furthermore, even if the CCM, Groupware, Network Management and Security software functions provided as standard features by operating systems are more limited than that of the Company's products, there is no assurance that a significant number of customers would not elect to accept such functions in lieu of purchasing additional software. If the Company were unable to develop new Groupware, Network Management and Security software products to further enhance operating systems and to replace successfully any obsolete products, the Company's business, condition (financial or otherwise), prospects and results of operations would be materially and adversely affected.

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

RISKS ASSOCIATED WITH FREE TRIAL MARKETING

     If the Proposed Transaction is not consummated and the rights to the Free Trial Marketing system revert to the Company and, in any event, to the extent the Company retains certain limited rights to the Free Trial Marketing system pursuant to the Purchase Agreement, the Company would be exposed to the risks associated with the Free Trial Marketing System set forth below.

     As part of the Free Trial Marketing system, customers are provided with 30-day free trials of certain of the Company's principal products. The trials are full featured versions of the product that are internally designed to cease operation in 30 days. The Company depends on direct mail, trade shows and telemarketing to find prospects and install trials. There can be no assurance that this strategy will continue to be effective in the future for either current or new products. The failure of this strategy to continue to effectively generate license revenue would have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations. In addition, as mailings are mailed repeatedly to the same customers, customers' responsiveness to particular offers and products declines. There can be no assurance that the Company will be able to sustain current response rates to its mailings in the future. The Company's growth with respect to products sold and marketed through the Free Trial Marketing system depends both on its ability to select names from rented lists and to grow its "house list." The availability and relevance of rentable names to the Company's products are not certain. In addition, since the ability of the Company to grow its house list is dependent on the supply of rentable names, house list growth cannot be assured. In both the domestic and international markets, increases in postal rates (including modifications in the classification of mail) or telephone rates, or changes in postage or telephone regulations which prohibit unsolicited direct mail or unsolicited telephone calls, could significantly impact the economics of the Company's Free Trial Marketing strategy. In addition, it is possible that other software vendors could adopt all or parts of the Company's strategy and compete more directly or effectively with the Company.

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

RISKS OF INDIRECT CHANNELS OF DISTRIBUTION

     The Company markets its products through distributors and resellers in addition to its direct sales force and its Free Trial Marketing system. These distributors and resellers also sell other products that are complementary to, or compete with, those of ON. There can be no assurance that these distributors and resellers will not give greater priority to products of other suppliers. They have no long-term obligation to purchase products from the Company. Since the Company's agreements with its distributors provide for a right of return, revenue recognized upon sales to distributors is subject to a reserve for returns. Although management believes that the current reserve balance is adequate to cover this exposure, there can be no assurance that any future period reserves for returns will be adequate. In addition, the Company may be unaware of the nature and scope of the representations made to customers by these distributors and resellers. For example, they could make representations to customers about the Company's current and future products which are inaccurate or incomplete. This could result in the products not meeting the customers' expectations or requirements. Although the Company's agreements with its distributors generally provide the Company with recourse against unauthorized action taken by the distributors, there can be no assurance that the Company could recover adequate compensation to cover the damage caused by an inaccurate representation. See "--Risks Associated with International Revenue."

RISKS ASSOCIATED WITH PROTECTION OF PROPRIETARY TECHNOLOGY

     The Company's success is heavily dependent upon its proprietary software technology. The Company relies on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect its proprietary rights in its software.

     The Company uses a printed "shrink-wrap" license for users of its Groupware, Network Management and Security products distributed through traditional distribution channels in order to protect its copyrights and trade secrets in those products. Since these shrink-wrap licenses are not signed by the licensee, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology. If the printed shrink-wrap licenses prove to be unenforceable, this may have a material adverse effect on the Company's business, financial condition and results of operations.

     The laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection for those rights. Furthermore, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.

     The Company has obtained registrations in the United States for the following trademarks: ON Technology, Notework, Meeting Maker, ON Technology & Design, ON Location, Instant Update and DaVinci Systems. The Company has obtained only four foreign registrations of its Notework mark and two foreign registrations of its MeetingMaker mark, due to the significant costs involved in obtaining foreign registrations. As a result, the Company may not be able to prevent a third party from using its trademarks in many foreign jurisdictions. The Company has not to date registered any of its copyrights.

     There can be no assurance that the steps taken by the Company to protect its proprietary software technology will be adequate to deter misappropriation of this technology. Lesser sensitivity by corporate, government or institutional users to avoiding copyright infringement could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operation. While the Company to date has not taken any legal action to enforce its intellectual property rights against infringing users, it believes, based upon current interpretations of law, that its use of Free Trial Marketing and the widespread availability of its trials do not significantly impact its ability to enforce its intellectual property rights against infringing users, including corporate, institutional and government entities. However, there is no assurance that a court or other authority may not rule otherwise in the future. Such a ruling would have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations.

     There has been substantial litigation in the software industry involving intellectual property rights of technology companies, although, to date, the Company has not been subject to any such litigation. Although the Company does not believe that it is infringing the intellectual property rights of others, there can be no assurance that such claims, if asserted, would not have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations. In addition, as the Company may acquire or license a portion of the software included in its future products from third parties, its exposure to infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of any software being acquired. The Company generally obtains representations as to the origin and ownership of such acquired or licensed software and generally obtains indemnification to cover any breach of such representations. However, there can be no assurance that such representations are accurate or that such indemnification will provide adequate compensation for a breach of such representations. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects or results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects or results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.

DEPENDENCE UPON KEY PERSONNEL

     The Company's success depends to a significant extent upon a number of key technical and management employees. Messrs. Christopher Risley and John Rizzi, President and Vice President of Worldwide Sales, respectively, have terminated their employment relationships with the Company effective as of September 1, 1997. While the Company's employees are required to sign standard agreements concerning confidentiality and ownership of inventions, the employees, with the exception of Messrs. Risley, Platzman, Bogdan, Rizzi, O'Sullivan and Green, are generally not otherwise subject to employment agreements or noncompetition covenants. The loss of the services of any of the Company's key employees, including the departures of Messrs. Risley and Rizzi as part of the Company's strategic restructuring, could have a material adverse effect on the Company's business, financial condition or results of operation. The Company does not maintain life insurance policies on key employees. The Company's success also depends in large part upon its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition in the software industry for such personnel is intense. There can be no assurance that the Company will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires. See also "Risks Associated with Strategic Restructuring".

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

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, September 30, 1997


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

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not Applicable

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

          The exhibits listed in the accompanying Exhibit Index on page 22 are filed or incorporated by reference as part of this Report.

          (b) Reports on Form 8-K

          The Company filed a current report on form 8-K dated November 12, 1997 in connection with the Company's announcement of (a) the Company seeking shareholder approval to sell assets (b) the Company's recording of a charge for the reorganization of its international organization and (c) the reduction of its restructuring charge previously reported by the Company.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, September 30, 1997


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ON TECHNOLOGY CORPORATION



                                       /s/ Herman De Latte
                                       ----------------------------------
Date: November 14, 1997                Name:  Herman De Latte
                                       Title: Chief Executive Officer



                                       /s/ John M. Bogdan
                                       ----------------------------------
Date: November 14, 1997                Name:  John M. Bogdan
                                       Title: Vice President of Finance
                                              and Chief Financial Officer

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                         FORM 10-Q, September 30, 1997



                                 EXHIBIT INDEX



Exhibit No.              Description
-----------              -----------

11.0                     Computation of Net loss per share

27.0                     Financial Data Schedule