Form 10-K
period 1997-12-31
ON TECHNOLOGY CORP
filed 1998-03-31
CIK 925288

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________

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

                               YES _X_   NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price of the Company's common stock on March 6, 1998, as reported by the Nasdaq National Market: $19,486,654

Indicate the number of outstanding shares of each issuer's classes of common stock as of March 6, 1998:
Common Stock, par value $0.01 per share: 12,226,920

                                                                       Form 10-K
                                                                       Reference
                                                                        --------
                      DOCUMENTS INCORPORATED BY REFERENCE
(1)  Definitive Proxy Statement for Annual Meeting for Shareholders
     Scheduled for April 30, 1998                                       Part III
(2)  Registration Statement No. 33-92562 on Form S-1, as amended        Part IV

                       THIS DOCUMENT CONTAINS 56 PAGES.
                       THE EXHIBIT INDEX IS ON PAGE 52.

                                    PART I
                                    ------
Item 1 Business

THE COMPANY

     ON Technology Corporation (the "Company" or "ON") consists of two business units: (i) the ON Command CCM (Comprehensive Client Manager) business unit, which develops, markets and supports enterprise desktop management products; and (ii) the Groupware business unit, which develops, markets and supports real-time group scheduling and electronic mail ("e-mail") software. The Company provides standards-based software for heterogeneous enterprise networks that is designed to be open, scalable and easy to use and administer. The Company sells its products to large and medium-sized corporations, institutions and government entities through a direct enterprise sales force; the Groupware business unit also employs an enterprise-oriented telesales organization.

     The Company was founded in 1985, began shipping e-mail products in 1990, and expanded its product line in 1993 to include real-time group scheduling software with the acquisition of substantially all of the assets of ON Technology, Inc. ("OTI"). The Company entered the software metering (network management) business by obtaining the exclusive worldwide rights to SofTrack in December 1993. The Company expanded its e-mail offerings with the acquisition of DaVinci Systems Corporation in 1994. In August of 1995, the Company completed an initial public offering of 2,360,000 shares of its Common Stock resulting in net proceeds of $31,647,000. In the first quarter of 1996, the Company entered the firewall software (network security) and anti-virus software businesses through the acquisitions of neTrend Corporation and Leprechaun Software International, Ltd., respectively, and purchased the LAN software sales business from Technocom plc. On August 6, 1996 the Company announced and implemented a reorganization and restructuring plan (the "96 Plan") of its operations. The 96 Plan was designed to consolidate the three acquisitions made in the first quarter of 1996 and to reflect the Company's decreased emphasis on its mature e-mail business and certain catalog products.

     In 1997 the Company entered the Internet usage monitoring business through the acquisition of Purview Technologies Inc., and entered the enterprise desktop management business through the acquisition of csd Software GmbH. On July 29, 1997 Company announced and implemented a reorganization and restructuring plan (the "97 Plan") of its operations. The 97 Plan was designed to implement the Company's decision to exit the anti-virus business and the de-emphasis of the Company's investment in new customer acquisitions for the Company's Groupware business.

     On October 29, 1997 the Company announced that it would seek shareholder approval to sell its Network Management and Network Security Businesses along with related marketing systems and organization (the "Assets") to Elron Software, Inc. ("Elron"), a wholly owned subsidiary of Elron Electronics Industries (the "Elron Transaction"). In addition, on October 29, 1997, the Company entered into a management agreement with Elron (the "Management Agreement"), pursuant to which Elron agreed to manage the Assets for its benefit and at its risk and expense and to pay all salaries and other employee related expenses with respect to the Assets and transferred employees. As a result of the Management Agreement, the associated revenues and costs of the Assets have been excluded from the statement of operations for the period from October 30, 1997 to December 31, 1997. On February 11, 1998, the Company consummated the Elron Transaction. In conjunction with the October 29, 1997 announcement, the Company also announced that it would refocus its international sales organization to concentrate on the enterprise desktop management business and that it would close its offices in Sydney, Paris and London, while strengthening its presence in Starnberg, Germany.

PRODUCTS AND TECHNOLOGY
-----------------------

     The following table sets forth certain information about ON Technology's principal products, including the networks and operating systems supported by each:

                                                             Client Operating        First       Latest           List
   Product             Principal              Network            Systems            Release      Release       Price Per
  Category              Products             Supported          Supported          Date (1)       Date         100 Users
----------------------------------------------------------------------------------------------------------------------------

Client              ON Command CCM           TCP/IP           DOS                   1992          2/98         $19,500
Management                                                    Windows 3.X
                                                              Windows 95
                                                              Windows NT

                    InstallCam Development   NA               Windows 95            2/98          2/98         $ 1,295
                    Environment                               Windows NT

                    ON Command Remote        TCP/IP           Windows 3.X           3/96          2/98         $ 2,000
                                             IPX              Windows 95
                                                              Windows NT

Group               Meeting Maker            NetWare          Windows 3.X           3/91          8/97         $ 8,799
Scheduling                                   IPX              Windows NT
                                                              Windows 95
                                             TCP/IP           O/S2, UNIX
                                                              Power Macintosh
                                             Apple Talk       Macintosh

E-mail              Notework                 NetWare          DOS, Windows 3.X      2/90          6/97         $ 5,759
                                                              Windows 95
                                                              Windows NT

                    DaVinci E-mail           NetWare          DOS, Windows 3.X      2/88         11/95         $ 6,159
                                                              Windows 95
                                                              Windows NT

(1)  Some products were first released prior to the Company's ownership.
(2)  U.S. list prices at December 31, 1997.
This report includes trademarks of companies other than the Company. All other company or product names are trademarks or registered trademarks of their respective owners.

ENTERPRISE DESKTOP MANAGEMENT SOFTWARE
--------------------------------------

BACKGROUND OF THE ENTERPRISE DESKTOP MANAGEMENT BUSINESS
--------------------------------------------------------

     In many organizations, Information Technology ("IT") is increasingly viewed as a strategic resource rather than simply as a support function. At the same time, IT organizations are under increasing pressure to support more PCs with fewer resources as well as deliver a higher quality of service (or risk being outsourced). For example, reducing PC downtime is a major concern for many organizations because downtime can quickly result in lost revenues or lost customers due to the unavailability of mission-critical applications. The dynamics of the current business and technology environment are also placing significant demands on IT, such as the need to update desktop PCs with Year 2000-compliant applications and BIOS (Binary Input Output System) programs, migrate operating system environments from Microsoft Windows 3.1 or OS/2 to Microsoft Windows 95 or Windows NT, install and configure large numbers of new and more powerful desktop PCs to support new applications such as electronic commerce and multimedia, and manage continuous change in the configuration of desktop clients.

     Traditionally, IT tasks such as PC software installation, configuration and repair have been handled in a manual, hands-on manner. In many organizations, this typically involves sending a technician with a CD-ROM drive to a remote location, the manufacturing floor, or the trading floor, for example. In addition, detailed information about end-user PC configurations -- such as individualized parameters (username/password, IP address, default font, etc.), list of installed software and revisions, and dependencies between installed software packages -- has traditionally been managed in an ad hoc manner, making it difficult and time-consuming to repair and reconfigure PCs in case of hardware failure, user misconfiguration, or the addition of new software packages.

     ON Command CCM is an open and scalable software system for managing
desktop PCs in enterprise networks.   CCM provides total desktop control from a
central administrative workstation, virtually eliminating the need to dispatch technicians to implement common IT operations at the end-user desktop. For example, CCM can remotely install operating system software, update client application software, or re-configure desktop parameters such as IP addresses or default screen resolution on multiple PCs simultaneously, from a central administrative console.

     ON Command CCM is a scalable system that allows IT organizations to automate repetitive and error-prone tasks and manage them on an enterprise-wide, group-wide, or individual PC basis. Key benefits of CCM include significantly reduced Total Cost of Ownership (TCO), enhanced quality of service for IT organizations, and the ability to rapidly implement strategic enterprise-wide technology initiatives.

     ON Command CCM is typically targeted at large organizations with 500 to 5,000 PCs. It is primarily sold and supported via a direct sales organization in the United States, Germany, the United Kingdom and Scandinavia. In addition, ON is currently exploring partnerships with local resellers and systems integrators outside of these areas.

     ON Command CCM is an updated and enhanced version of Integra SME, which was originally developed by csd Software GmbH for the German market in 1992. Since acquiring csd in January 1997, the Company has continued development and support of the product, both in the United States and Germany. The first English-language version of the product was renamed ON Command CCM and launched in the United States in July 1997; it has since been enhanced in a number of ways including adding support for Microsoft Windows NT servers as well as the DHCP (Dynamic Host Configuration Protocol) networking standard.

ON COMMAND CCM'S CAPABILITIES:
-----------------------------

*    Remote Installation of Operating Systems and Applications: CCM's advanced
     ---------------------------------------------------------
     Pre-OS Agent takes control of the PC regardless of its state, allowing the system to reformat the disk and install operating systems under central control-- even when the PC's hard disk is blank, has been corrupted or misconfigured, or when the operating system or network operating system
     (NOS) are not operational. ON Command CCM can also be used to implement enterprise-wide operating system upgrades from Windows 3.x or OS/2 to Windows 95 or NT, for example. In addition, ON Command CCM can be used to install application software packages such as Office 97, Lotus Notes, Netscape Navigator, or Year 2000-compliant client side versions of SAP R/3 or Oracle, for example.

*    Native Install Technology: ON Command CCM installs software by remotely
     -------------------------
     executing standard vendor installation procedures on the target PC. This approach is highly reliable because vendor procedures typically adapt in real-time to specific PC hardware and software configurations. In addition, ON Command CCM's installation technology uses a parametric approach that makes it extremely easy to create customized installations for individual users or groups of users, simply by modifying a parameter table used to drive the installation process from the administrative console. In comparison, traditional "snapshot" software installation approaches are unreliable and difficult to customize because they blindly copy bulk images or binary files to the target PC, based on an idealized hardware and software configuration and particular set of installation choices.

*    Remote Configuration of Desktop Parameters: ON Command CCM's Intelligent
     ------------------------------------------
     Desktop Agents can remotely configure parameters such as IP or gateway addresses, default printers, or application options such as default fonts and URL home pages. In addition, these parameters are stored on the central ON Command CCM server so that they can be quickly reloaded in case of failure or misconfiguration.

*    Scalable Architecture: ON Command CCM offers powerful grouping
     ---------------------
     capabilities that allow IT organizations to administer groups of PCs as single administrative objects. For example, PCs can belong to one or multiple groups based on hardware manufacturer, physical location, or functional organization. Network scalability is also supported by ON Command CCM's ability to perform job scheduling and bandwidth management to minimize network load, and by its use of IP as the underlying protocol for optimum efficiency.

*    Enterprise-Class Robustness and Ease-of-Use: ON Command CCM offers a
     -------------------------------------------
     number of capabilities for robust operation in enterprise environments, including pre- and post-installation dependency checking and detailed logging to support automatic restart in case of network or power outages. An intuitive Windows-based GUI is used for administering and monitoring the status of client management tasks, and administering client configuration information.

*    Support for Industry Standards and Heterogeneous Environments: ON Command
     -------------------------------------------------------------
     CCM supports standard servers (Sun Solaris, HP-UX, Sinix (German version only), Microsoft Windows NT Server), standard clients (DOS, Windows 3.x, Windows 95, Windows NT Workstation), and standard networks (IP, DHCP, and boot protocols, Ethernet and Token-Ring connectivity). The Company monitors evolving desktop management standards closely and intends to support them when appropriate.

*    Open Architecture: ON Command CCM is based on an open architecture that
     -----------------
     allows customers and partners to create customized software installation and configuration procedures using the InstallCam(TM) Development Environment and the ITool language.

GROUPWARE SOFTWARE
------------------

     Meeting Maker is a client/server, cross-platform network scheduling
     -------------
application that automates the process of proposing meetings, coordinating agendas, and securing meeting locations with the necessary equipment. To schedule a meeting using Meeting Maker, a user merely proposes a time for the meeting and selects the guests. The Meeting Maker client checks with the Meeting Maker server to determine whether all guests are available at the appointed time. On approval from the meeting initiator, Meeting Maker will issue an invitation to all guests. If they are not available, Meeting Maker can automatically determine the first time when all guests are available to meet. Meeting Maker then tracks the RSVPs from guests in order to keep the host informed as to the people who will and will not attend the meeting. Through its cross-platform architecture, Meeting Maker can be run on Windows (Windows 3.1/95/NT), Macintosh, PowerMac, Unix, and OS/2 workstations -- or seamlessly on any combination of these platforms in an integrated environment. Meeting Maker supports networks running either TCP/IP, IPX, AppleTalk, NetBIOS -- or any combination of these protocols. Large enterprise installations can use the Windows NT or UNIX server options to support thousands of users; workgroups typically use a Windows, Macintosh or NetWare server platform. Using IP, organizations can easily connect Meeting Maker servers around the world via the Internet. With support for SMTP and MAPI, Meeting Makers can easily send meeting notices to colleagues, customers, business partners and vendors through many e-mail packages. Mobile users can use Meeting Maker with their Newton, Psion, Casio, Sharp, HP, Windows CE V2.0, Palm Pilot and Timex Data Watch portable devices.

     Notework is an entry-level, easy to use e-mail application for NetWare
     --------
LANs. While offering the basic features required by practically all e-mail users, Notework is designed to be installed in five minutes, used by end-users within five minutes, and administered with minimal effort. Notework maintains its simplicity by eliminating complex and little used features while making it less complicated to perform basic e-mail functions, such as creating, sending, reading and filing mail. Support is provided for DOS, Windows, Windows NT, and Windows under OS/2. Notework Mobile Office extends the simplicity theme over to remote users by utilizing the same mail address for both LAN-based and remote messages -- providing a convenience factor that even sophisticated e-mail packages cannot offer. With a gateway in place, Notework can interoperate with most private and commercial e-mail systems.

     DaVinci eMAIL is a full-featured e-mail application for DOS, Windows,
     -------------
and Macintosh client platforms. Although DaVinci can run on most types of LANs, the majority of its installations are operating on NetWare networks. DaVinci's administrative functions are designed to benefit from NetWare's underlying binderies and user directories to eliminate the need for an administrator to create each user twice, once for the network and once for e-mail. DaVinci supports the new, robust MHS Services transport under NDS and NetWare 4.1, and also supports NetWare 2.x and 3.x, Global MHS 2.0, Connect2 and MHS 1.5. Behind its intuitive and easy-to-use interface is a powerful and customizable application. A configurable toolbar, conversation threading, collapsible folders, as well as add-on modules for Rules and Remote users, make DaVinci eMAIL suitable for large organizations and medium-to-small businesses alike.


SALES AND MARKETING
-------------------

     Beginning late in 1996, the Company began its Enterprise Sales program. This effort focuses on key accounts with larger companies where the opportunity exists for volume sales and long-term, repeat business. Through the Enterprise Sales program, the Company is building relationships in which its knowledge of the customer's needs translates into purchasing advantages and improved support. Regular visits to the customer's site provide the Company's sales represenatives with valuable feedback for technology development, future upgrades and service enhancements. The Company has established direct sales and support offices in Cambridge, Massachusetts; Tarrytown, New York; Somerset, New Jersey; and Washington, D.C.

Marketing Programs
------------------

     The Company believes that active marketing is necessary to effectively communicate to both existing and potential customers the breadth and depth of the Company's product offerings and new directions in the Company's business or product strategy. The Company promotes its products through ongoing contact with industry press and analysts, a corporate presence on the World Wide Web (www.on.com), participation in industry trade shows, and regional seminars, and
------------
printed marketing collateral. The Company also uses direct marketing to identify and qualify potential customers, particularly in the Groupware business.

     The Company distributes its Meeting Maker software trials through electronic distribution via the Internet. The Company operates a World Wide Web server on the Internet and has its free trials available for download from that server.

     ON has a limited number of original equipment manufacturer arrangements. Total revenue derived through these arrangements, however, is not significant. The Company also attends trade shows and publishes quarterly newsletters which are mailed to existing and prospective customers.

Business Alliances
------------------

     The Company has established a number of business alliances which are intended to strengthen its marketing and product development programs. These include alliances with:

*    Funk Software Inc: The Company offers Funk Software's Proxy software which
     -----------------
     has been repackaged as ON Command Remote(TM), an optional component of ON Command CCM which provides one-on-one remote control of desktop clients from the administrative console.

*    LANworks Technologies Inc: The Company and Lanworks jointly develop
     -------------------------
     software and firmware that enables ON Command CCM's pre-OS agents to be loaded from the network when a PC boots, using Lanwork's Bootware technology, without the need for human intervention at the desktop.

*    Microsoft Corporation: The Company is a participant in the Microsoft
     ---------------------
     Developers Network (MSDN) Partner Program for ISVs(C), Microsoft Windows NT Solution Provider Program, and the Windows NT 5.0 Early Adopters Program.

*    Sun Microsystems Corp: The Company participated in Sun's announcement of
     ---------------------
     the Sun Enterprise 450 Server, has developed joint marketing collateral with Sun, and is working with Sun to identify resellers and customers who are interested in using Sun Solaris servers to manage networks of Microsoft based desktop clients using ON Command CCM.

*    Tally Systems Corporation: Through a worldwide value-added reseller
     -------------------------
     agreement, the Company offers Tally Systems NetCensus inventory management software as an optional component of ON Command CCM.

*    Tivoli Systems Inc: The Company is working with Tivoli to achieve Premier
     ------------------
     Partner status as part of Tivoli's 10/Plus Association partnership program, relative to the ON Command CCM product.

*    3Com Corporation: The Company's ON Command CCM software and  3Com's
     ----------------
     enhanced Network Interface Cards (NICs) and its Managed PC Boot Agent (MBA) technology can be used together to create a Managed PC environment.


PRODUCT DELIVERY
----------------

     The Company has a variety of means to fulfill the product demand created by its marketing programs. ON Command CCM will be delivered directly to customers by the Company's field organization. Other methods of distribution may include system integrators, full service distributors and OEMs. The Company also has additional experience with the following product delivery techniques:

     Direct Fulfillment
     ------------------

     Most of the Company's orders for its Groupware products are delivered through direct fulfillment contractors that manufacture and assemble components, store inventory, and process customer orders received from ON for either same or next day shipment. Orders are recorded by the ON sales department and transferred electronically to the fulfillment contractor for processing. ON owns all of its inventory and has an in-house production staff to purchase inventory and help ensure availability for shipments. Once orders are shipped by the fulfillment contractor, shipping confirmation is returned to ON electronically.

     Independent Distributors
     ------------------------

     ON utilizes independent distributors to market its products (other than ON Command CCM) internationally and, to a substantially lesser extent, in North America. ON's international distributors are responsible for marketing the Company's software and for providing technical and customer support to their customers. While these distributors include some large systems integrators, most are small companies that market ON's software along with products of other companies that they represent. The agreements between the Company and its international distributors typically obligate the distributor to provide technical support and the most current versions of the Company's products to the distributor's customers and to provide the Company with information about its licensees. International distribution agreements generally are terminable by the Company under certian circumstances, including failure of the distributor to meet specified sales targets.

     Resellers
     ---------

     ON also markets its Groupware products through resellers, including Corporate Software, Software Spectrum and 800 Software. These resellers focus primarily on licensing the Company's software to corporate and government customers.

CUSTOMERS
---------

     The Company markets its products primarily to large and medium size corporate, government and institutional customers. None of the Company's customers accounted for more than 10% of the Company's total revenue in 1994, 1995, 1996 and 1997.

CUSTOMER SUPPORT
----------------

     ON Command CCM Customers
     ------------------------

     The Company employs professional technical support staff in Starnberg, Germany and Cambridge, Massachusetts to support CCM customers via telephone hotline, electronic mail and on-site visits. On-site training is also available on a case-by-case basis.

     GROUPWARE CUSTOMERS
     -------------------

     The Company employs professional technical support staff in Cambridge, Massachusetts to support its Groupware customers via telephone, fax and electronic mail. On-site visits are available for the Groupware product Meeting Maker.

RESEARCH AND DEVELOPMENT
------------------------

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

     During product tests, ON dedicates staff from the support and sales department to monitor alpha and beta sites and solicit detailed reports on usability and errors occurring in customer environments. Many quality assurance personnel have been recruited from the technical support department because they are able to test products with greater awareness of the issues which ight confuse customers.

     The Company's research and development expenses were approximately $7,014,000, $9,456,000 and $12,461,000 in 1995, 1996 and 1997, respectively, excluding charges for purchased incomplete research and development projects. The Company's practice to date has been to expense all software development costs as incurred.

COMPETITION
-----------

     The market for the Company's products is highly competitive, and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting the market for its products include performance, functionality, ease of use, ease of installation, quality, customer support, breadth of product line, speed of product delivery, frequency of upgrades and updates, brand name recognition, company reputation, adherence to industry standards, integration with third-party solutions and price. Certain of the criteria upon which the performance and quality of the Company's Groupware software to compete include speed of response, ease of use, interoperability with other messaging systems and simplicity of administration. Certain of the Company's competitors in the Enterprise Desktop Management Software market, such as Microsoft, Intel, IBM/Tivoli, Hewlett Packard, Computer Associates, Seagate and McAfee, are larger and have greater resources and name recognition than the Company.

     In the Enterprise Desktop Management market, the Company faces competition from large and established companies, such as Microsoft, Intel, Computer Associates and IBM/Tivoli, which offer client management capabilities as part of their systems, network and/or desktop management systems. Moreover, Microsoft has announced the Zero Administration Initiative for Windows ("ZAW"), which includes a set of technologies that address some of the same client management issues as ON Command CCM. Microsoft has announced that components of ZAW will be available for future versions of the Windows NT and Windows 95 operating systems, as well as the Microsoft Systems Management Server product. There can be no assurance that the Company can continue to compete effectively against Client Management software which is included free with operating system software.

     As is the case in many segments of the software industry, the Company may encounter increasing price competition in the future. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which could adversely affect the Company's business, condition (financial or otherwise), prospects or results of operations. There can be no assurance that the Company will continue to compete effectively against existing and potential competitors in the Groupware Software market, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company.

     The Groupware Software market is highly fragmented, with products offered by many vendors. In the e-mail market, the Company competes with offerings from CE Software, Infinite Technologies, Lotus, Microsoft, Novell, Netscape, and numerous shareware and freeware developers. In the group scheduling market, the Company competes with Campbell Services, CE Software, Lotus, Microsoft, Microsystems Software, Novell, Now Software, and with personal information managers products ("PIMs") that have been enhanced to include some group scheduling features. Lotus, Microsoft and Novell have in the past bundled communications software with their operating system products or software application suite offerings and have publicly announced, or the Company believes are likely to provide, such bundles with future offerings. There can be no assurance that the Company can continue to compete effectively against communications software which is included free with the operating system, as these bundled products are improved in the future. In addition, the trend toward enterprise-wide communications software solutions may result in a consolidation of the communications software market around a smaller number of vendors who are able to provide all of the necessary software and support capabilities.

     Historically, the Company's international revenue from sales of its Groupware products have been generated primarily through independent distributors in Europe, Australia, Israel, South Africa and South America, certain of which are bound by contracts with the Company but which generally do not represent the Company exclusively. The Company's Starnberg, Germany office primarily supports and markets ON Command CCM throught Germany. The competitive environment for groupware software tools internationally is similar to that in North America. The Company has only recently begun to compete in Asian markets, which have significantly lagged behind North America and Europe in their adoption of LAN technology. There can be no assurance that the Company will be able to continue to compete successfully in international markets.

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

PROPRIETARY TECHNOLOGY
----------------------

     The Company's success is heavily dependent upon its proprietary software technology. The Company relies on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect its proprietary rights in its software.

     The Company uses a printed "shrink-wrap" license for users of its Groupware products distributed through traditional distribution channels in order to protect its copyrights and trade secrets in those products. Since these shrink-wrap licenses are not signed by the licensee, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology. If the printed shrink-wrap licenses prove to be unenforceable, this may have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations.

     The Company has signed license agreements from users of its Enterprise Desktop Management products to protect its copyrights and trade secrets in those products. The licenses may not be enforceable under some state laws and the laws of many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology. If the signed license agreements prove to be unenforceable, this may have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations.

     The laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection for those rights. Furthermore, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.

     The Company has obtained registrations in the United States for the following trademarks: ON Technology, Notework, Meeting Maker, ON Technology & Design, ON Location, Instant Update and DaVinci Systems. The Company has filed for the trademark "ON Command CCM" in the United States, the European Community, Canada and Australia. The Company has obtained only four foreign registrations of its Notework mark and two foreign registrations of its Meeting Maker mark, due to significant costs involved in obtaining foreign registrations. As a result, the Company may not be able to prevent a third party from using its trademarks in many foreign jurisdictions. The Company has not to date registered any of its copyrights.

     There can be no assurance that the steps taken by the Company to protect its proprietary software technology will be adequate to deter misappropriation of this technology. Lesser sensitivity by corporate, government or institutional users to avoiding copyright infringement could have a material adverse effect on the Company's business, conditions (financial or otherwise), prospects and results of operation.

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

OPERATIONS
----------

     The Company designs most of its product, marketing and sales materials in-house. Product orders are fulfilled under contract with outside fulfillment agencies. The balance of other sales and support calls are handled directly by the Company.

EMPLOYEES
---------

     From December 31, 1996 to December 31, 1997, the number of Company employees decreased from 288 to 142, primarily due to the restructurings implemented by the Company in the third and fourth quarters of 1997 and the implementation of the Management Agreement with Elron. Competition for qualified management and technical personnel is intense in the software industry. The Company's continued success will depend in part on its ability to attract and retain qualified personnel. None of the Company's employees is represented by a labor union and the Company believes that its employee relations are good.

MANAGING BUSINESS GROWTH WITH ACQUISITIONS
------------------------------------------

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

ITEM 2.  PROPERTIES

    The Company's headquarters, located in Cambridge, Massachusetts currently occupies approximately (i) 20,600 square feet under a lease expiring September 30, 1999; and (ii) approximately 19,500 square feet under a sublease ("11 Floor Sublease") also expiring September 30, 1999. The 11th Floor Sublease has been assigned to Elron as part of the Elron Transaction. The Company's Raleigh, North Carolina offices occupy approximately 6,900 square feet under a lease expiring February 28, 2002. The Company's subsidiary DaVinci Systems Corporation, leased approximately 33,100 square feet of space in Morrisville, North Carolina pursuant to a lease expiring October 31, 1999. This property was subleased to Northern Telecom Inc. The Company's Marietta, Georgia offices occupy approximately 3,500 square feet under a lease expiring July 31, 1999. The Company's United Kingdom offices occupy approximately 14,000 square feet under a lease expiring September 21, 1998. The Company's Starnberg, Germany offices occupy 10,174 square feet pursuant to a lease expiring July 31, 1999. The Company believes that its existing facilities are adequate for the present and that additional space will be available as needed.

ITEM 3  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II
                                    -------

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

PRICE RANGE OF COMMON STOCK
---------------------------

     The Company effected its initial public offering on August 1, 1995 at a price of $15.00 per share. Since that date, the Company's Common Stock has traded on the Nasdaq National Market under the symbol ONTC. The following table sets forth, for the period indicated, the high and low closing sales prices for the Common Stock, all as reported by Nasdaq.

                                         High     LOW
                                       ------  -------

YEAR ENDED DECEMBER 31, 1997
First Quarter                          $ 6.25  $  3.50
Second Quarter                           4.25     2.50
Third Quarter                            4.375    2.5625
Fourth Quarter                           3.75     1.1563
YEAR ENDED DECEMBER 31, 1996
First Quarter                           19.13    11.00
Second Quarter                          14.75    10.25
Third Quarter                           10.63     4.63
Fourth Quarter                           7.88     5.00
YEAR ENDED DECEMBER 31, 1995
Third Quarter (from August 1, 1995)     19.50    14.75
Fourth Quarter                          17.00    12.00

     As of December 31, 1997 there were approximately, 1,918 stockholders of record of the Companys Stock.

DIVIDEND POLICY
---------------

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

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

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

ITEM 6.

SELECTED CONSOLIDATED FINANCIAL DATA
------------------------------------

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

                                                                        Years Ended December 31,
                                               ------------------------------------------------------------------------
                                                     1993       1994          1995           1996           1997
                                               ------------------------------------------------------------------------
                                                             (Dollars in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Net product revenue                             $ 7,728       $25,240       $43,381        $ 50,165       $ 36,630
  Other revenue                                       177           588           740           1,627          4,652
                                               ------------------------------------------------------------------------
     Total revenue                                  7,905        25,828        44,121          51,792         41,282
                                               ------------------------------------------------------------------------

Operating expenses:
  Cost of product revenue                             763         6,716         8,199          11,951          9,315
  Sales and marketing                               5,009        10,824        20,984          24,176         22,172
  Research and development                          2,364         5,277         7,014           9,456         12,461
  General and administrative                        1,183         2,319         3,184           4,407          5,501
  Charge for purchased research
     and development                                1,537         4,700           ---          13,285         15,898
 Charge for restructuring                             ---           ---           ---           5,415         10,940
                                               ------------------------------------------------------------------------
Income (loss) from operations                      (2,951)       (4,008)        4,740         (16,898)       (35,005)
Interest income (expense), net                        (13)          (80)          554           1,134            233
                                               ------------------------------------------------------------------------
Income (loss) before provision
  for taxes                                        (2,964)       (4,088)        5,294         (15,764)       (34,772)
Provision for income taxes                            ---           (11)       (1,622)            (97)           ---
Net income (loss)                                 $(2,964)      $(4,099)      $ 3,672        $(15,861)      $(34,772)
                                               ========================================================================

Basic earnings per share (1)                      $(1.01)       $(1.27)       $0.52          $(1.46)        $(2.88)
                                               ========================================================================

Diluted earnings per share (1)                    $(1.01)       $(1.27)       $0.40          $(1.46)        $(2.88)
                                               ========================================================================

Basic weighted average shares outstanding           2,923         3,224         6,314          10,854         12,079
                                               ========================================================================

Diluted weighted average shares outstanding         2,923         3,224         9,087          10,854         12,079
                                               ========================================================================


                                                                              December 31,
                                               ------------------------------------------------------------------------
                                                     1993       1994          1995           1996           1997
                                               ------------------------------------------------------------------------
                                                                         (Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents                       $   101       $ 2,798        $33,338       $ 20,774       $  6,679
  Working capital (deficit)                        (1,182)        1,299         35,562         25,347          3,803
     Total assets                                   3,929        13,168         50,173         44,142         17,382
  Long-term obligations, less current
     portion                                          280           878          1,506            510             10
  Redeemable convertible preferred stock            3,205        12,188            ---            ---            ---
  Total stockholders' equity (deficit)             (3,235)       (7,840)        40,306         33,493          6,996

(1) Computed on the basis described in Note 1 of notes to consolidated financial statements.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ON Technology Corporation and Subsidiaries (the "Company") is engaged in the development, marketing, sales support, and distribution of Groupware and Client Management software.

     During 1996, the Company completed three acquisitions. The Company acquired all of the assets and assumed certain liabilities of Leprechaun Software International, Ltd., certain technology of neTrend Corporation and certain intangible assets of Technocom plc. In 1997, the Company acquired all of the stock of csd Software GmbH, a German developer and marketer, of enterprise client management software and acquired the stock of Purview Technologies Inc., a development stage company engaged in Internet usage monitoring software development.

     On October 29, 1997, the Company announced that it would seek shareholder approval to sell its Network Management and Network Security Business along with related marketing systems and organization (the "Assets") to Elron Software Inc. ("Elron"), a wholly owned subsidiary of Elron Electronics Industries (the "Elron Transaction"). In addition, on October 29, 1997, the Company entered into a management agreement with Elron (the "Management Agreement"), pursuant to which Elron agreed to manage the Assets for its benefit and at its risk and expense and to pay all salaries and other employee related expenses with respect to the Assets and transferred employees. As a result of the Management Agreement, the associated revenues and costs of the Assets have been excluded from the statement of operations for the period from October 30, 1997 to December 31, 1997. On February 11, 1998, the Company consummated the Elron Transaction.

RESULTS OF OPERATIONS
---------------------

The following table sets forth, for the years indicated, certain financial data as percentages of the Company's total revenue:

                                                          YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                                  1995             1996              1997
                                           ---------------------------------------------------
Revenue:
     Net product revenue                              98.3%             96.9%             88.7%
     Other revenue                                     1.7               3.1              11.3
                                           ---------------------------------------------------
       Total revenue                                 100.0             100.0             100.0
                                           ---------------------------------------------------
Operating expenses:
     Cost of product revenue                          18.6              23.1              22.6
     Sales and marketing                              47.6              46.6              53.7
     Research and development                         15.9              18.3              30.2
     General and administrative                        7.2               8.5              13.3
     Charge for purchased R&D                           --              25.6              38.5
     Charge for restructuring                           --              10.5              26.5
                                           ---------------------------------------------------
Income (loss) from operations                         10.7             (32.6)            (84.8)
                                           ---------------------------------------------------
Interest income, net                                   1.3               2.2               0.6
                                           ---------------------------------------------------
Net income (loss) before provision for
 income taxes                                         12.0             (30.4)            (84.2)
                                           ---------------------------------------------------
Provision for income taxes                            (3.7)              (.2)              ---
                                           ---------------------------------------------------
Net income (loss)                                      8.3%           (30.6)%           (84.2)%
                                           ===================================================

NET PRODUCT REVENUE.  The Company's net product revenue is derived primarily
-------------------
from the licensing of software products. Net product revenue also includes revenue from catalog sales of third party products and catalog advertising space. The Company sells advertising space in its catalog for cash or receives third party advertised product. Revenue for catalog advertising space for cash sales is recognized the day the catalog is mailed to customers. Revenue for third party advertised product received is recognized as each item is sold. Revenue from catalog advertising sales that was recognized upon sale of third party products for the years ended December 31, 1995, 1996 and 1997 was $2.4 million, $2.5 million, and $902 thousand, respectively. As a result of the Management Agreement and the subsequent consummation of the Elron Transaction, the Company has not received since October 30, 1997, and will no longer receive revenue, from catalog product sales and catalog ad page space.

Net product revenue increased 15.6% from 1995 to 1996, due primarily to the increase in volume of sales of communications and new network management software to new customers and to customers upgrading existing licenses. Net product revenue decreased 27% from 1996 to 1997, due primarily to products de-emphasized as part of the strategic reorganizations and restructurings undertaken in 1997 and the consumation of the Elron Transaction. The Company anticipates that net product revenue will decrease in 1998 in absolute dollars due to the consummation of the Elron Transaction.

OTHER REVENUE.  The Company's other revenue consists of rentals of portions of
-------------
the Company's customer lists, royalties received in connection with licensing ON's software to third parties and maintenance revenue. Other revenue increased by 119.9% from 1995 to 1996, and 186% from 1996 to 1997. These increases were primarily attributable to an increase in revenue from maintenance agreements. The Company anticipates that other revenue may decrease in 1998 in absolute dollars due to the Elron Transaction.

COST OF PRODUCT REVENUE.  Cost of product revenue consists primarily of expenses
-----------------------
associated with product documentation, production and fulfillment costs, and royalty fees associated with products that are licensed from third party developers. In addition, cost of product revenue includes the cost of third party products resold through the Company's catalog, the cost of producing the catalog and amortization of purchased intangibles. Cost of product revenue increased as a percentage of total revenue from 18.6% in 1995 to 23.1% in 1996. This increase was primarily due to a $571 thousand elimination of profit for inventory previously sold to Technocom, plc, prior to the Company's acquisition of Technocom's LAN Software business, a $2.0 million inventory write down related to the restructuring in the third quarter of 1996, and an increase in product sales from 1995 to 1996. As part of the Company's 1996 restructuring plan and reorganization of its operations, the Company decreased its emphasis on the e-mail business and certain catalog products and ceased to market, sell, develop, and support other product lines. As a result, the product inventory relating to the de-emphasized products, and discontinued product lines were subsequently identified and written off, all of which is included in cost of product revenue in the amount of $2.0 million. The product sales related increase was consistent as a percentage of total revenue from 1995 to 1996.
Cost of product revenue decreased as a percentage of total revenue from 23.1% in 1996 to 22.6% in 1997. This decrease was primarily the result of decreased product revenue. As part of the reorganization of its operations announced in July 1997, the Company has ceased to market, sell, develop and support the anti-virus business and decreased its emphasis on the investment in new customer acquisitions for its Groupware and Network Management and Security businesses. As a result, the product inventory related to the discontinued product lines and de-emphasized products were subsequently identified and written-off, all of which is included in cost of product revenue in the amount of $849 thousand.
The Company anticipates that cost of product will decrease in 1998 in absolute dollars due to the consummation of Elron Transaction.

SALES AND MARKETING EXPENSE.  Sales and marketing expense primarily consists of
---------------------------
compensation paid to sales and marketing personnel, the costs of direct mail and telemarketing campaigns, and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of administering the catalog operation, the costs of public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. Sales and marketing expense decreased slightly as a percentage of total revenue from 47.6% in 1995 to 46.6% in 1996. This slight decrease was a result of the 1996 restructuring of the Company, offset by the additional sales personnel required to support the growth in the customer base, the costs associated with the Company's marketing efforts of existing products, the beginning of ON Technology UK Ltd's marketing programs in Europe, and the launch of the Company's firewall product, ON Guard. Sales and marketing expense increased as a percentage of total revenue from 45.6% in 1996 to 53.7% in 1997. This increase was primarily the result of decreased product revenue as a result of the consummation of the Elron Transaction and increased sales and marketing expenses related primarily to the Company's expansion of its Client Management software sales and marketing effort. The Company anticipates that sales and marketing expense may decrease in 1998 in absolute dollars due to the Elron Transaction.

RESEARCH AND DEVELOPMENT EXPENSE.  Research and development expense includes
--------------------------------
costs associated with the development of new products, the enhancement of existing products, and costs associated with providing technical support. Research and development expense increased as a percentage of total revenue from 15.9% in 1995 to 18.3% in 1996. This increase was primarily related to the increase in the size of the product portfolio, the associated costs of product development, enhancements and maintenance, and the additional costs associated with the Company's acquisitions of neTrend Corporation and Leprechaun Software International, Ltd. in the first quarter of 1996. Research and development expenses increased as a percentage of total revenue from 18.3% in 1996 to 30.2% in 1997. This increase is primarily related to the increase in the size of the product portfolio in the first half of the year, and the associated costs of product development , enhancements and maintenance relating to products acquired in the acquisitions of csd Software GmbH and Purview Technologies, Inc. The Company plans to continue to make significant investments in research and development related to the Comprehensive Client Management (CCM) business.

GENERAL AND ADMINISTRATIVE EXPENSE.  General and administrative expense includes
----------------------------------
executive compensation and the continued administrative expense associated with the Company's foreign operations, executive support costs, accounting operations, planning, and business development operations. General and administrative expense increased as a percentage of sales from 7.2% in 1995 to 8.5% in 1996. The increase reflects personnel growth and associated costs in general support areas including costs associated with the Company's acquisition of the LAN software business from Technocom plc in the first quarter of 1996, resulting in the newly formed ON Technology UK Ltd, and the related expenses of administering that office. General and administrative expense increased as a percentage of total revenue from 8.5% in 1996 to 13.3% in 1997. The increase is a direct result of the acquisition of csd Software GmbH and the continued administrative expense associated with the Company's foreign operations. The Company anticipates the percentage of general and administrative expense to total revenue will increase in 1998 due to reduced sales resulting from the Elron Transaction.

CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT.  In connection with the
---------------------------------------------
acquisitions of neTrend Corporation, Leprechaun Software International, Ltd. and the LAN Software business from Technocom plc in 1996, the Company allocated an aggregate of $13.3 million of the respective purchase prices to incomplete research and development projects. These costs were expensed as of the acquisition dates and the allocations represent the estimated fair values related to the incomplete projects determined by appraisals using appropriate assumptions and valuation techniques. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in these acquisitions has required substantial additional development by the Company. The neTrend technology was acquired in January 1996 and a limited product based on the acquired technology was shipped in June 1996. Development continued in the product throughout 1996 and 1997 and a commercially viable product was shipped in June 1997. The product development investment made by the Company in the neTrend technology from the date of acquisition through June 1997 was approximately $1.7 million. The Leprechaun technology was acquired in January 1996 and was developed until July 1997 when the Company concluded that a commercially viable product could not be completed and the project was abandoned. Purchased R&D from the Technocom assets was not material to the operation of the Company. The investment in product development made by the Company in the Leprechaun technology from the date of acquisition through July 1997 was approximately $1.4 million. In connection with the acquisitions of Purview Technologies, Inc. and csd Software GmbH in 1997, the Company allocated an aggregate of $15.9 million of the respective purchase prices to incomplete research and development projects. These costs were expensed as of the acquisition dates and the allocations represent the estimated fair values related to the incomplete projects determined by appraisals using appropriate assumptions and valuation techniques. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in these acquisitions have required substantial additional development by the Company. The Purview acquisition was completed in January 1997 and a commercially viable product was shipped in September 1997. The product development investment in the Purview technology made by the Company from the date of acquisition through September 1997 was approximately $.4 million. The csd acquisition was completed in January 1997 and the acquired company continued to ship its existing technology. In August 1997, the Company first shipped the CCM product based on the acquired technology and on Windows NT Advanced Server. The product development investment made by the Company from the date of acquisition through August 1997 was approximately $1.5 million. CCM uses client/server architecture which was incomplete at the time of the acquisition. CCM development continues and a version of the product with an open API for network management partners is expected to ship in the Spring of 1998. The additional product development investment required through the Spring of 1998 is estimated to be approximately $3.2 million.

CHARGE FOR RESTRUCTURING.  On August 6, 1996, the Company announced that it had
------------------------
implemented a reorganization of its operations and a restructuring plan (the "96 Plan"). The 96 Plan included write-offs and write-downs of certain assets, including accruing the costs related to a significant reduction in the Company's work force, primarily in the technical support and sales and marketing departments, and the de-emphasis of certain product lines, resulting in a non-recurring charge of $5.4 million. Included in the 96 Plan was an inventory write-down of $2.0 million which is included in cost of product revenue in accordance with Emerging Issues Task Force (EITF) 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.

     On July 29, 1997, the Company announced that it had implemented a reorganization of its operations and a restructuring plan (the "97 Plan"). The 97 Plan included write-offs and write-downs of certain assets, including accruing the costs related to a significant reduction in the workforce, primarily in the technical support and sales and marketing departments. In addition, the Company exited from the anti-virus business and de-emphasized its investment in new customer acquisitions for the Company's Groupware and Network Management and Security businesses. As a result of the 97 Plan, the Company recorded a restructuring charge of $4.5 million. Included in the 97 Plan was an additional inventory write-down of $849 thousand which is included in cost of product revenue in accordance with EITF 96-9.

     On October 29, 1997, the Company announced it would refocus its international sales organization to concentrate on the Client Management Business and would close its offices in Sydney, Paris and London, while strengthening its presence in Starnberg, Germany. As a result, the Company recorded a restructuring charge related to the write-off and write down of certain assets, accruing the costs related to the reduction of its international workforce (excluding csd Software GmbH) primarily in the technical support and sales and marketing departments and accruing the associated costs with closing its international locations (excluding csd Software GmbH). As a result, the Company recorded a restructuring charge of $6.4 million

INTEREST INCOME  (EXPENSE), NET.  Interest income (expense), net increased as a
-------------------------------
percent of total revenue from 1.3% in 1995 to 2.2% in 1996. This increase was primarily due to higher cash balances available for investment as a result of the Company's initial public offering completed in August of 1995. Interest income (expense), net decreased as a percent of total revenue from 2.2% in 1996 to 0.6% in 1997. This decrease was primarily due to lower cash balances available for investment.

INCOME TAXES.  The tax provision for 1995 was calculated based upon the
-------------
Company's effective tax rate, giving benefit to available net operating loss and credit carry-forwards. In the year ended December 31, 1996, the Company incurred a significant operating loss. However, included in the book charges were amounts not currently deductible for income taxes. The 1996 tax provision includes the amount currently payable with an offsetting deferred tax benefit to record a portion of the Company's deferred tax asset. In the year ended December 31, 1997, the Company incurred a significant operating loss for both book and tax purposes and gave benefit to refundable income taxes which offset certain foreign tax provisions and as a result no tax provision was recorded.

SELECTED QUARTERLY OPERATING RESULTS
------------------------------------

The following tables set forth certain unaudited quarterly results of operations for each of the eight quarters in the period ended December 31, 1997. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of this information in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto.

(Dollars in thousands, except                                      THREE MONTHS ENDED
                                -------------------------------------------------------------------------------------
per share data)                   MAR. 31,   JUNE 30,  SEPT 30,   DEC. 31,  MAR. 31,   JUNE 30,   SEPT 30,   DEC. 31,
                                    1996       1996      1996       1996      1997       1997       1997       1997
                                -------------------------------------------------------------------------------------
Revenue:
     Net product revenue          $ 10,967    $13,405   $12,248    $13,546  $ 11,460    $13,137    $ 9,051   $  2,983
     Other revenue                     342        421       389        474     1,033      1,078      1,363      1,178
                                -------------------------------------------------------------------------------------
       Total revenue                11,309     13,826    12,637     14,020    12,493     14,215     10,414      4,161
                                -------------------------------------------------------------------------------------
Operating expenses:
     Cost of product revenue         2,770      2,520     4,423      2,238     2,076      2,307      3,208      1,724
     Sales and marketing             5,471      6,577     6,172      5,953     6,306      7,189      5,501      3,176
     Research and development        1,965      2,317     2,493      2,681     3,138      3,542      3,275      2,506
     General and administrative        947      1,142     1,102      1,217     1,088      1,222      1,723      1,468
     Charge for purchased R&D       13,285         --        --         --    15,898         --         --         --
     Charge for restructuring           --         --     5,415         --        --         --      4,530      6,410
                                -------------------------------------------------------------------------------------
(Loss) income from operations      (13,129)     1,270    (6,968)     1,931   (16,013)       (45)    (7,823)   (11,123)
                                -------------------------------------------------------------------------------------
Interest income (expense), net         342        282       259        250       122         53         59         (1)
                                -------------------------------------------------------------------------------------
Net (loss) income before
 provision (benefit) for income
 taxes                             (12,787)     1,552    (6,709)     2,181   (15,891)         8     (7,764)   (11,124)
                                -------------------------------------------------------------------------------------


Provision (benefit) for income
 taxes                                 327        112      (483)       141        --        775       (642)      (133)
                                -------------------------------------------------------------------------------------
Net (loss) income                 $(13,114)   $ 1,440   $(6,226)   $ 2,040  $(15,891)   $  (767)   $(7,122)  $(10,991)
                                =====================================================================================
Basic earnings per share (1)      $ (1.22)    $  0.13   $ (0.56)   $  0.18  $ (1.35)    $ (0.06)   $ (0.58)  $ (0.90)
                                =====================================================================================
Diluted earnings per share (1)    $ (1.22)    $  0.12   $ (0.56)   $  0.18  $ (1.35)    $ (0.06)   $ (0.58)  $ (0.90)
                                =====================================================================================
Basic weighted average shares
outstanding                        10,675      10,977    10,980     10,786   11,725      12,030     12,160     12,207
                                =====================================================================================
Diluted weighted average
shares outstanding                 10,675      11,285    10,980     10,993   11,725      12,030     12,160     12,207
                                =====================================================================================

(1) Computed on the basis described in Note 1 of notes to consolidated financial statements.

     Historically, revenues in the first quarter have been lower than in the preceding fourth quarter due to customer budgeting and purchasing patterns. The Company's results of operations have been and may in the future be subject to significant quarterly fluctuations. These fluctuations may be due to a variety of factors, including the timing of significant orders, the timing of the introduction or announcement of new or enhanced products by the Company or its competitors, variations in net revenue by product and distribution channel, increased price and other competition, capital spending patterns of end-users, delays in shipping new or existing products, conditions within the software and networking industries, and economic conditions generally. Revenue decreased in the fourth quarter of 1997 as a result of the Management Agreement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through private and public placements of capital stock. At December 31, 1995, 1996, and 1997 the Company had available cash and cash equivalents of $33.3 million, $20.8 million, and $6.7 million, respectively, and working capital of $35.6 million, $25.3 million, and $3.8 million, respectively. On April 1, 1996, the Company acquired a new line of credit with a commercial bank for $10.0 million that allows the Company to borrow up to the lesser of $10.0 million or the sum of 80% of qualified domestic accounts receivable and 40% of qualified foreign accounts receivable. Borrowings bear interest at the bank's prime rate. The line expires April 1, 1998. Advances pursuant to the line of credit are secured by liens granted on the Company's accounts receivables. At December 31, 1996 and 1997, the Company did not have an outstanding balance under the line of credit agreement.

     Net cash used in operating activities for the years ended December 31, 1995, 1996 and 1997 was $265 thousand, $656 thousand, and $5.3 million, respectively. In 1995, net cash used in operating activities consisted of $3.7 million of net income from operations, offset by a $2.0 million increase in accounts receivable and a $2.0 million increase in inventories. The increase in inventories was due primarily to new product introductions, increased stocking levels as a result of increased revenue and related unit shipments, and procedures put in place by the Company during 1995 to help ensure more complete
availability of product in stock.   In 1996, net cash used in operating
activities consisted of $15.9 million net loss from operations which was the result of a $13.3 million charge for purchased incomplete research and development relating to the acquisitions of Leprechaun Software International, Ltd, neTrend Corporation and the LAN Software business from Technocom, plc, a $3.0 million charge for asset write-down related to restructure charges, depreciation and amortization of $3.2 million, offset by an increase in accounts receivable of $3.2 million and increase in prepaid assets of $1.4 million. In 1997, net cash used in operating activities consisted of $34.8 million loss from operations which was the result of a $15.9 million charge for purchased incomplete research and development relating to the acquisitions of Purview Technologies Inc and csd Software GmbH, a $5.0 million charge for asset write-down related to restructuring charges, depreciation and amortization of $3.4 million, partially offset by a decrease in accounts receivable of $7.2 million.

     Net cash used in investing activities for the years ended December 31, 1995, 1996 and 1997 was $611 thousand, $9.5 million, and $8.6 million, respectively. This primarily reflects purchases of property and equipment of $1.2 million, $4.5 million, and $1.7 million respectively. Direct costs in 1996 relate to the acquisition of Leprechaun Software International, Ltd, neTrend Corporation, the LAN software business of Technocom plc, of $628 thousand, $2.3 million, and $2.0 million, respectively. Direct costs in 1997 relate to the acquisition of csd Software GmbH, and Purview Technologies Inc., of $5.8 million and $1.1 million, respectively.

     Net cash (used in) provided by financing activities for the years ended December 31, 1995, 1996 and 1997 was $31.4 million, ($2.6) million, and ($169)
thousand, respectively. In 1995, this was a result of principal repayments on obligations of capital leases of $869 thousand, and $31.6 million in net proceeds from the issuance of common stock from the initial public offering in August 1995. In 1996, this was a result of principal repayments on obligations of capital leases of $1.2 million and the purchase of treasury stock of $1.6 million. In 1997, this was a result of the exercise of stock options of $28 thousand and the sale of stock under the Employee Stock Purchase Plan of $73 thousand which were partially offset by the purchase of treasury stock of $47 thousand and principal repayments of obligations under capital leases of $223 thousand.

     On February 11, 1998, the Company received shareholder approval to sell to Elron the Assets. The Company received $12 million in cash and paid $3 million related to its guarantee of actual accounts receivable. The Company has the possibility to receive up to an additional $1.5 million in cash if certain performance targets are met.

     The Company believes that its existing cash balances, funds generated from operations, and available borrowings under its line of credit will be sufficient to finance the Company's operations through December 1998. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Some statements contained in this Form 10K that are not historical statements (including but not limited to, statements concerning estimates of future revenues, operating expense levels and such operating expense levels relative to the Company's total revenues) constitute forward-looking statements under the safe harbour provisions of the Private Securities Litigation Reform Act of 1995. The following risk factors, among other factors (including the accuracy of the Company's internal estimates of revenue and operating expense level and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission), may cause the Company's actual results to differ materially from the results stated in such forward looking statements.

CHANGE IN MARKETING STRATEGY

     Historically, the Company has marketed all of its products other than the Comprehensive Client Management ("CCM") products through its Free Trial Marketing system. Pursuant to the Elron Transaction, the Company sold, among other things, its Free Trial marketing system, subject to a limited license-back to the Company. This license will allow the Company to continue to use the Free Trial Marketing system to market its current Groupware products, including future versions and feature extensions of such products, to existing customers and identified potential customers, for a period of three years from the closing date of the Elron Transaction (the "Closing Date"), subject to termination in the event of a sale of the Groupware products or a sale of all or substantially all of the Company's business or assets.

     Although the Company retains limited rights to the Free Trial Marketing system, the Company's ability to implement a marketing strategy based on the Free Trail Marketing system has been severely curtailed because the Company no longer has the personnel and infrastructure necessary to support such a strategy. Moreover, the Company has made the strategic decision to limit its Groupware marketing efforts to exclusively selling new seats to its existing customer base, while focusing the majority of its management, financial and technical resources on its Enterprise Desktop Management products.

CCM PRODUCT MARKETING STRATEGY

     The target market for the CCM products is entirely different from the target market for the products the Company has marketed and sold through its Free Trial Marketing system. The target market for CCM products consists primarily of large corporations such as Deutsche Telekom and Munich Reinsurance (both existing CCM customers). In addition, CCM product sales per customer are generally in the range of $20,000 to $500,000, as opposed to an average sale per customer for the Company's Groupware products of approximately $2,500. Sales of CCM products pose significantly greater financial risks, and require greater up-front investments in marketing, technical and financial resources, than sales of the Company's historical products. As a result, the Company is adopting a new and untested marketing strategy using a direct sales force and in-field service organization. This marketing strategy requires significant investments in additional marketing and technical personnel, retraining of existing personnel, ongoing product development and creation of an in-field service organization. To date, substantially all of the Company's marketing of CCM products has been in Europe. While the Company has developed valuable experience and expertise in Europe, there can be no assurance that the Company will be able to transfer such experience and expertise to the North American market.

     As a result of the Elron Transaction, the Company will rely on fewer large customers for its revenue since the target market for CCM products is primarily large corporations. Currently, only one customer accounts for more than 10% of the Company's net revenue. For the twelve months ended December 31, 1997, Deutsche Telekom accounted for $4.5 million, or 52% of net revenue from the Company's current products. It is possible that the Company's change in marketing strategy will result in other customers accounting for more than 10% of the Company's net revenues.

TECHNOLOGICAL REQUIREMENTS OF THE CCM PRODUCTS; PRODUCT DEVELOPMENT

     The technological demands of the CCM products require a commitment of significant ongoing financial, technical and personnel resources to product development, training of service technicians and customer training. Because the Company's historical products were not as technologically demanding as the CCM products, the Company has not to date made the required investment and has not proven that it can develop and maintain the organization required to support such products. The Company believes that its experience with the CCM products in Europe will provide a valuable base on which to build the necessary financial, technical and personnel resources to sell, market, develop and support the CCM products in North America; however, there can be no assurance that the Company will be able to expand and develop its resources to support CCM products in North America.

     The CCM product is typically larger and more complex than the products that the Company has previously developed. The Company's ability to continue to enhance the CCM product to meet customer and market requirements will depend substantially on its ability to effectively manage its development effort, to attract and retain the required development personnel in Cambridge, Massachusetts and Starnberg, Germany and to coordinate and manage geographically remote development efforts.

FINANCIAL RESOURCES REQUIRED BY THE CCM PRODUCTS

     The Company has estimated that the product development, marketing and sales costs of the CCM products are approximately $1.0 to $1.5 million per month. The Company believes that it has sufficient financial resources to fund these costs through at least December 1998. There can be no assurance that the Company's estimate of the marketing, sales and product development costs of the CCM products will prove correct, that such costs will not increase beyond the Company's available financial resources, or that additional sources of capital, if and when needed, will be sufficient or available.


RAPID TECHNOLOGICAL CHANGE

     The Groupware and Enterprise Desktop Management software markets are characterized by rapid technological developments, changes in customer requirements, evolving industry standards and frequent new product introductions. The Company's future success will depend, in part, unpon its ability to enhance its existing applications, develop and introduce new products that take advantage of technological advances, and respond promptly to new customer requirements and evolving industry standards. As discussed above, the Company has made a strategic decision to limit its Groupware marketing efforts to exclusively selling new seats to its existing customer base. The Company has identified a number of enhancements to CCM which it believes are important to its continued success in the Enterprise Desktop Management software market. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, enhancements to its existing products or new products, or that its new products will adequately address the changing needs of the marketplace. Failure by the Company in any of these areas could materially and adversely affect the Company's business, condition (financial and otherwise), prospects and results of operations. In addition, from time to time the Company or its competitors may announce new products with capabilities or technology that could have a potential to replace or shorten the life cycles of the Company's existing products or render such products obsolete. There can be no assurance that announcements by the Company or its competitors of new products will not cause customers to defer purchasing the Company's existing products. In addition, there can be no assurance that future changes in DOS, Windows, Windows NT, UNIX, NetWare or other popular operating systems would not result in incompatibility with the Company's products. The Company's failure to introduce new products on a timely basis that are compatible with operating systems and environments preferred by desktop customer users would have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations.


COMPETITION

     The market for the Company's products is highly competitive, and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting the market for its products include performance, functionality, ease of use, ease of installation, quality, customer support, breadth or product line, speed of product delivery, frequency of upgrades and updates, brand name recognition, company reputation, adherence to industry standards, integration with third-party solutions and price. Certain of the criteria upon which the performance and quality of the Company's Groupware software compete includes speed of response, ease of use, ease of installation, interoperability with other messaging systems and simplicity of administration. The Company believes that it generally competes favorably with repect to each of these factors; howver, there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors. Certain of the Company's cometitors have been in the market longer than the Company, and other competitors are larger and may have greater name recognition that the Company. As is the case in many segments of the software industry, the Company may encounter increasing price competition in the future. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations. There can be no assurance that the Company will continue to compete effectively against existing and potential competitors in these markets, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company.

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

     In the Client Management market, the Company faces competition from large and established companies, such as Microsoft, Intel and IBM/Tivoli, which offer client management capabilities as part of their systems, network and/or desktop management systems. Moreover, Microsoft has announced the Zero Administration Initiative for Windows ("ZAW"), which includes a set of technologies that address some of the same client management issues as CCM. Microsoft has described components of ZAW as being available for future versions of the Windows NT and Windows 95 operating systems, as well as the Microsoft Systems Management Server product. There can be no assurance that the Company can continue to compete effectively against Client Management software which is included free with operating system software. See "BUSINESS-Competition."


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

INCLUSION OF CCM AND GROUPWARE IN SYSTEM SOFTWARE AND APPLICATION SUITES

     In the future, vendors of operating system software and applications sold for a single price (generally referred to as application suites) may continue to enhance their products to include certain functions that are currently provided most often by CCM and Groupware software or may bundle these products in their application suites at no additional charge. The widespread inclusion of the functions provided by the Company's products as standard features of operating system software could, particularly if the quality of such functions were comparable to that of the Company's products, render the Company's products obsolete and unmarketable. Furthermore, even if the CCM and Groupware software functions provided as standard features by operating systems are more limited than those of the Company's products, there is no assurance that a significant number of customers would not elect to accept such functions in lieu of purchasing additional software. If the Company were unable to develop new CCM and Groupware software products to further enhance operating systems and to replace successfully any obsolete products, the Company's business, condition (financial or otherwise), prospects and results of operations would be materially and adversely affected.


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


INDIRECT CHANNELS OF DISTRIBUTION

     The Company markets its products (other than ON Command CCM) through distributors and resellers in addition to its direct sales force. These distributors and resellers also sell other products that are complementary to, or compete with, those of ON. There can be no assurance that these distributors and resellers will not give greater priority to products of other suppliers. They have no long-term obligation to purchase products from the Company. Since the Company's agreements with its distributors provide for a right of return, revenue recognized upon sales to distributors is subject to a reserve for returns. Although management believes that the current reserve balance is adequate to cover this exposure, there can be no assurance that any future period reserves for returns will be adequate. In addition, the Company may be unaware of the nature and scope of the representations made to customers by these distributors and resellers. For example, they could make representations to customers about the Company's current and future products which are inaccurate or incomplete. This could result in the products not meeting the customers' expectations or requirements. Although the Company's agreements with its distributors generally provide the Company with recourse against unauthorized action taken by the distributors, there can be no assurance that the Company could recover adequate compensation to cover the damage caused by an inaccurate representation.


PROPRIETARY TECHNOLOGY

     The Company's success is heavily dependent upon its proprietary software technology. The Company relies on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect its proprietary rights in its software.

     The Company uses a printed "shrink-wrap" license for users of its Groupware products distributed through traditional distribution channels in order to protect its copyrights and trade secrets in those products. Since these shrink-wrap licenses are not signed by the licensee, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology. If the printed shrink-wrap licenses prove to be unenforceable, this may have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations.

     The Company has signed license agreements from users of its Enterprise Desktop Management products to protect its copyrights and trade secrets in those products. The licenses may not be enforceable under some state laws and the laws of many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology. If the signed license agreements prove to be unenforceable, this may have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations.

     The laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection for those rights. Furthermore, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.

     The Company has obtained registrations in the United States for the following trademarks: ON Technology, Notework, Meeting Maker, ON Technology & Design, ON Location, Instant Update and DaVinci Systems. The Company has filed for the trademark "ON Command CCM" in the United States, the European Community, Canada and Australia. The Company has obtained only four foreign registrations of its Notework mark and two foreign registrations of its Meeting Maker mark, due to significant costs involved in obtaining foreign registrations. As a result, the Company may not be able to prevent a third party from using its trademarks in many foreign jurisdictions. The Company has not to date registered any of its copyrights.

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

     The Company could be subjected to lawsuits by customers, past, present or future, and others due to possible errors in the Company's software. The Company is not aware of any material errors in its software or any pending or threatened litigation. The Company maintains insurance covering such liabilities in the amounts of $12 million domestically and $4 million internationally. The Company believes that its insurance coverages are sufficient to cover any such losses.

INTERNATIONAL REVENUE

     In fiscal 1996 and 1997, total revenue from international licenses (license revenue from outside the United States) represented approximately 17% and 37%, respectively, of the Company's total revenue. The Company expects that international revenue will constitute a significantly greater portion of the Company's total revenue in 1998. Accordingly, a greater percentage of the Company's total revenue will be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue.

LOSS OF KEY MANAGEMENT PERSONNEL

     The Company's success depends to a significant extent upon a number of key technical and management employees. While the Company's employees are required to sign standard agreements concerning confidentiality and ownership of inventions, the employees, with the exception of Messrs. Herman DeLatte, Loren Platzman, John Bogdan and Edward Green, are generally not otherwise subject to employment agreements or noncompetition covenants. The loss of the services of any of the Company's key employees could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operation. The Company does not maintain life insurance policies on key employees. The Company's success also depends in large part upon its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel.

     Competition in the software industry for such personnel is intense. There can be no assurance that the Company will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires.

GROUPWARE BUSINESS

     The Company has made the strategic decision to limit its Groupware marketing efforts to exclusively selling new seats to its existing customer base, while focusing the majority of its management, financial and technical resources on the CCM products. The Company believes that in the short-term the Company can significantly reduce the costs associated with the Groupware products while continuing to generate cash flow from the sale of these products. However, there can be no assurance that cash flow from the sale of the Groupware products will not decrease faster than expected. In addition, over the longer term, the Company's strategic decision to cease marketing the Groupware products to new customers will lead to an erosion of the customer base and a reduction of revenue from such products.

     The Company's ability to attract and retain the employees needed to service the Groupware products may be materially adversely affected by the Company's strategic decision to de-emphasize the Groupware products. Any loss of revenue from the Groupware products may have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operation.

STRATEGIC REORGANIZATION

On July 29, 1997, the Company reorganized and restructured its operations. On October 29, 1997, additional restructuring actions were implemented. These actions were designed to focus the Company on the CCM business. To date, the implementation of this new corporate strategy has included hiring a new Chief Executive Officer, electing a new Chairman of the Board of Directors, de-emphasizing the acquisition of new customers in the Company's Groupware and Network Management and Security business, discontinuing sales of the Company's virus protection software, closing or reducing the Company's offices in Sydney, Australia; Paris, France; London, United Kingdom; and Munich, Germany while building up the Company's office in Starnberg, Germany and laying off approximately 118 employees. There can be no assurance that the Company's new corporate strategy will be successfully implemented. Furthermore, there can be no assurance that the Company will not engage in further reorganizations or restructurings in the future.

VARIABILITY OF QUARTERLY OPERATING RESULTS

     The Company's licensing activity and results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include, among other factors the volume and timing of new and repeat orders, the introduction or announcement of new products or product enhancements by ON or third parties, failure to ship trials, changes in response rates to the Company's mailings and telemarketing programs, interruption in the Company's overnight delivery, telephone or internal networks and databases, work stoppages, changes in product prices, changes in operating expenses, changes in product mix, increase in international sales as a percentage of total revenue, seasonality, trends in the computer industry, unavailability of product, potential software viruses and perceived threats thereof, customer order deferrals, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. While to date, the Company has not experienced any work stoppages or unavailability of products, there can be no assurance any of such events will not occur in the future. The occurrence of any such event could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations. Because of the nature of its distribution methods for its Groupware, the Company has virtually no backlog with respect to such products and generally cannot predict when users will license such products. As a result of the longer enterprise sales and product roll-out cycle for CCM, the Company will be better able to assess anticipated customer orders for CCM. Historically, repeat orders have accounted for a significant portion of the Company's total revenue; however, there can be no assurance that the Company will be able to sustain current repeat order rates in the future, especially after consummation of the Proposed Transaction and in light of the de-emphasis in marketing efforts for the Groupware and Network Management and Security products. Furthermore, since the Company's cost of total revenue is relatively low and its operating expenses are relatively fixed, any revenue shortfall in a quarter will result in a substantially similar shortfall in net income. In addition, significant quarterly fluctuations in licensing activity will cause significant fluctuations in the Company's cash flows and cash equivalents, accounts receivable and deferred revenue accounts on the Company's balance sheet.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not hold any market risk sensitive instruments.

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

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1998.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

                                                                    Page Number
                                                                    -----------

          Report of Independent Public Accountants                          27
          Consolidated Balance Sheets:
            December 31, 1997 and 1996                                      28
          Consolidated Statements of Operations:
            Years ended December 31, 1997, 1996 and 1995                    29
          Consolidated Statements of Redeemable Convertible
            Preferred Stock and Stockholders' Equity (Deficit):
            Years ended December 31, 1997, 1996 and 1995                    30
          Consolidated Statements of Cash Flows:
            Years ended December 31, 1997, 1996 and 1995                 31-32
          Notes to the Consolidated Financial Statements                 33-44

(a)(2)    Consolidated Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts
            Years ended December 31, 1997, 1996 and 1995                    36

     Other Schedules are omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits: See Index to Exhibits on Page 48. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b)    Reports on Form 8-K: None were filed in the fourth quarter of 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ON Technology Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of ON Technology Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ON Technology Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                 Arthur Andersen LLP
Boston, Massachusetts
January 28, 1998

(except with respect to the matter discussed in Note 12, as to which the date is February 11, 1998)

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                            December 31,
                                                   ----------------------------
                                                      1997              1996
                                                   ----------        ----------
ASSETS
Current Assets:
Cash and cash equivalents                           $  6,679          $ 20,774
Accounts receivable, net of allowance
      of $2,975 and $1,191, respectively               2,970             9,852
Inventories                                              267             2,323
Prepaid expenses and other current assets              2,508             2,537
Assets held for sale, net                              1,755               ---
                                                   ----------        ----------
      Total current assets                            14,179            35,486
                                                   ----------        ----------
Property and Equipment, at cost:
Computers and equipment                                2,892             6,226
Equipment under capital leases                         2,443             3,895
Furniture and fixtures                                   292               247
                                                   ----------        ----------
Less-Accumulated depreciation and amortization         3,477             4,527
                                                   ----------        ----------
                                                       2,150             5,841
                                                   ----------        ----------

Direct marketing costs                                   ---             1,067
Other assets and deposits                                 81                86
Purchased intangibles, net of  $1,106 and $1,261
      of accumulated amortization, respectively          972             1,662
                                                   ----------        ----------
                                                    $ 17,382          $ 44,142
                                                   ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations        $    356          $  1,063
Accounts payable                                       5,072             5,619
Accrued expenses                                       3,719             2,252
Reserve for distributor inventories                      216               204
Deferred revenue                                       1,013             1,001
                                                   ----------        ----------
      Total current liabilities                       10,376            10,139
                                                   ----------        ----------
Capital lease obligations, net of current portion         10               510
                                                   ----------        ----------
Commitments (Note 6)

Stockholders' Equity:
Common stock, $.01 par value  Authorized -
      20,000,000 shares Issued and
      outstanding - 12,223,213 shares and
      11,008,243 shares, respectively                    122               110
Additional paid-in capital                            62,665            55,637
Deferred compensation                                   (229)              ---
Accumulated deficit                                  (55,126)          (20,354)
Accumulated deficit of S corporation                    (354)             (354)
Cumulative translation adjustment                        (35)               88
Treasury stock (15,000 and 257,867
      shares at cost, respectively)                      (47)           (1,634)
                                                   ----------        ----------
      Total stockholders' equity                       6,996            33,493
                                                   ----------        ----------
                                                    $ 17,382          $ 44,142
                                                   ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)

                                                                                  For the Year Ended December 31,
                                                                ------------------------------------------------------------------
                                                                        1997                   1996                   1995
                                                                --------------------    -------------------    -------------------
Revenue:
Net product revenue                                              $     36,630            $     50,165           $     43,381
Other revenue                                                           4,652                   1,627                    740
                                                                --------------------    -------------------    -------------------
              Total revenue                                            41,282                  51,792                 44,121
                                                                --------------------    -------------------    -------------------

Operating expenses:

Cost of product revenue                                                 9,315                  11,951                  8,199
Sales and marketing                                                    22,172                  24,176                 20,984
Research and development                                               12,461                   9,456                  7,014
General and administrative                                              5,501                   4,407                  3,184
Charge for purchased incomplete research
     and development                                                   15,898                  13,285                    ---
Charge for restructuring                                               10,940                   5,415                    ---
                                                                --------------------    -------------------    -------------------
              (Loss) income from operations                           (35,005)                (16,898)                 4,740
Interest expense                                                         (178)                   (250)                  (288)
Interest income                                                           411                   1,384                    842
                                                                --------------------    -------------------    -------------------
              (Loss) income before provision
                   for income taxes                                   (34,772)                (15,764)                 5,294
Provision for income taxes                                                ---                     (97)                (1,622)
                                                                --------------------    -------------------    -------------------
              Net (loss) income                                   $   (34,772)           $    (15,861)           $     3,672
                                                                ====================    ===================    ===================

     Basic earnings per share                                     $     (2.88)           $      (1.46)           $      0.52
                                                                ====================    ===================    ===================
     Diluted earnings per share                                   $     (2.88)           $      (1.46)           $      0.40
                                                                ====================    ===================    ===================

     Basic weighted average shares outstanding                     12,079,264              10,853,814              6,314,429
                                                                ====================    ===================    ===================

     Diluted weighted average shares outstanding                   12,079,264              10,853,814              9,086,764
                                                                ====================    ===================    ===================

The accompanying notes are an integral part of these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                        STOCKHOLDERS' EQUITY (DEFICIT)
                            (Dollars in thousands)

                                                     Redeemable Convertible Preferred Stock
                                      -------------------------------------------------------------------------------
                                            Series A             Series B                Series C
                                       -----------------     -----------------       -----------------
                                       Number     $.01       Number       $.01       Number       $.01
                                         of        Par         of         Par          of         Par
                                       shares     value      shares      value       shares      value       Total
                                      -------------------------------------------------------------------------------
Balance , December 31, 1994              231    $  1,361      1,166    $  1,930      14,921    $  8,897    $  12,188

Exercise of common stock options         ---         ---        ---         ---         ---         ---          ---
Accretion of preferred stock dividends   ---          50        ---         ---         ---         397          447
Sale of common stock, net of issuance
  costs of  $1,275                       ---         ---        ---         ---         ---         ---          ---
Conversion of  preferred stock          (231)     (1,411)    (1,166)     (1,930)    (14,921)     (9,294)     (12,635)
 Tax benefit from stock options          ---         ---        ---         ---         ---         ---          ---
Net income                               ---         ---        ---         ---         ---         ---          ---
                                       ------------------   --------------------    ---------------------------------
Balance, December 31, 1995               ---         ---        ---         ---         ---         ---          ---

Issuance of common stock in
  connection with acquisitions           ---         ---        ---         ---         ---         ---          ---
Sale of common stock under the
  Employee Stock Purchase Plan           ---         ---        ---         ---         ---         ---          ---
Exercise of common stock options         ---         ---        ---         ---         ---         ---          ---
Purchase  of treasury stock              ---         ---        ---         ---         ---         ---          ---
Cumulative translation adjustment        ---         ---        ---         ---         ---         ---          ---
Net loss                                 ---         ---        ---         ---         ---         ---          ---
                                       ------------------   --------------------    ---------------------------------
Balance, December 31, 1996               ---         ---        ---         ---         ---         ---          ---

Issuance of common stock in
  connection with acquisitions           ---         ---        ---         ---         ---         ---          ---
Sale of common stock under the
  Employee Stock Purchase Plan           ---         ---        ---         ---         ---         ---          ---
Exercise of common stock options         ---         ---        ---         ---         ---         ---          ---
Deferred compensation related to
  grants of common stock options         ---         ---        ---         ---         ---         ---          ---
Amortization of deferred
  compensation related to
  grants of common stock options         ---         ---        ---         ---         ---         ---          ---
Purchase of treasury stock               ---         ---        ---         ---         ---         ---          ---
Cumulative translation adjustment        ---         ---        ---         ---         ---         ---          ---
Net loss                                 ---         ---        ---         ---         ---         ---          ---
                                       ------------------   --------------------    ---------------------------------
Balance, December 31, 1997               ---    $    ---        ---    $    ---         ---    $    ---    $     ---
                                       ==============================================================================




                                                                         Stockholder's Equity (Deficit)
                                                  -------------------------------------------------------------------------------
                                                      Common Stock
                                                   Number       $.01         Additional                                 Accumulated
                                                     0f         Par           Paid-in       Deferred      Accumulated   Deficit of
                                                   Shares      Value          Capital     Compensation      Deficit     Adjustment
                                                  --------     ------        --------     ------------    -----------  ------------
Balance , December 31, 1994                        3,533        $  35        $    198        $ ---         $ (7,718)      $ (354)


Exercise of common stock options                     445            4             148          ---              ---          ---
Accretion of preferred stock dividends               ---          --              ---          ---             (447)         ---
Sale of common stock, net of issuance
  costs of  $1,275                                 2,360           24          31,623          ---              ---          ---
Conversion of  preferred stock                     3,842           39          12,596          ---              ---          ---
 Tax benefit from stock options                      ---          --              486          ---              ---          ---
Net income                                           ---          --              ---          ---            3,672          ---
                                                  -------------------------------------------------------------------------------
Balance, December 31, 1995                        10,180          102          45,051          ---           (4,493)        (354)

Issuance of common stock in
  connection with acquisitions                       727            7          10,351          ---              ---          ---
Sale of common stock under the
  Employee Stock Purchase Plan                         9          --               93          ---              ---          ---
Exercise of common stock options                      92            1             142          ---              ---          ---
Purchase  of treasury stock                          ---          --              ---          ---              ---          ---
Cumulative translation adjustment                    ---          --              ---          ---              ---          ---
Net loss                                             ---          --              ---          ---          (15,861)         ---
                                                  -------------------------------------------------------------------------------
Balance, December 31, 1996                        11,008          110          55,637          ---          (20,354)        (354)
Issuance of common stock in
  connection with acquisitions                     1,150           12           6,535          ---              ---          ---
Sale of common stock under the
  Employee Stock Purchase Plan                        23          --               73          ---              ---          ---
Exercise of common stock options                      42          --               28          ---              ---          ---
Deferred compensation related to
  grants of common stock options                     ---          --              392         (392)             ---          ---
Amortization of deferred
  compensation related to
  grants of common stock options                     ---          --              ---          163              ---          ---
Purchase of treasury stock                           ---          --              ---          ---              ---          ---
Cumulative translation adjustment                    ---          --              ---          ---              ---          ---
Net loss                                             ---          --              ---          ---          (34,772)         ---
                                                  ===============================================================================
Balance, December 31, 1997                        12,223        $ 122        $ 62,665        $(229)        $(55,126)      $ (354)
                                                  ===============================================================================


                                                            Stockholder's Equity (Deficit)
                                              --------------------------------------------------------------
                                                                                        Treasury Stock
                                                Cumulative     Number            ***COPY NOT ON PAGE FOR***
                                                Translation      of              *******THESE COLUMNS******
                                                Adjustment     Shares
                                                -----------    ------           -----------       ----------
Balance , December 31, 1994                       ---           ---                ---             $   ---

Exercise of common stock options                  ---           ---                ---                 152
Accretion of preferred stock dividends            ---           ---                ---                (447)
Sale of common stock, net of issuance
  costs of  $1,275                                ---           ---                ---              31,647
Conversion of  preferred stock                    ---           ---                ---              12,635
 Tax benefit from stock options                   ---           ---                ---                 486
Net income                                        ---           ---                ---               3,672

Balance, December 31, 1995                        ---           ---                ---              40,306

Issuance of common stock in
  connection with acquisitions                    ---           ---                ---              10,358
Sale of common stock under the
  Employee Stock Purchase Plan                    ---           ---                ---                  93
Exercise of common stock options                  ---           ---                ---                 143
Purchase  of treasury stock                       ---           ---                ---                (258)
Cumulative translation adjustment                  88           ---                ---                  88
Net loss                                          ---           ---                ---             (15,861)

Balance, December 31, 1996                         88          (258)            (1,634)             33,493
Issuance of common stock in
  connection with acquisitions                    ---           258              1,634               8,181
Sale of common stock under the
  Employee Stock Purchase Plan                    ---           ---                ---                  73
Exercise of common stock options                  ---           ---                ---                  28
Deferred compensation related to
  grants of common stock options                  ---           ---                ---                 ---
Amortization of deferred
  compensation related to
  grants of common stock options                  ---           (15)               (47)                (47)
Purchase of treasury stock
Cumulative translation adjustment                (123)          ---                ---                (123)
Net loss                                          ---           ---                ---             (34,772)
                                               ===========================================================
Balance, December 31, 1997                     $  (35)          (15)          $    (47)          $   6,996
                                               ===========================================================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                         Year ended December 31,
                                                                ----------------------------------------
                                                                   1997           1996           1995
                                                                ----------     -----------    ----------
Cash Flows from Operating Activities:
   Net  (loss)  income                                           $ (34,772)     $  (15,861)    $   3,672
Adjustments to reconcile net  (loss) income
to net cash used in operating activities

   Charge for purchased incomplete research and development         15,898          13,285           ---
   Asset write-down related to restructuring charge                  4,975           3,048           ---
   Depreciation and amortization                                     3,384           3,217         1,880
   Change in direct marketing costs                                     31          (1,074)         (842)
   Amortization of deferred compensation                               163             ---           ---
   Change in net deferred income taxes                               1,543            (481)          ---
   Changes in assets and liabilities, net of
    acquisitions:
     Accounts receivable                                             7,240          (3,211)       (1,953)
     Inventories                                                     1,001             524        (2,030)
     Prepaid expenses and other current assets                        (827)         (1,440)         (785)
     Accounts payable                                               (1,402)          1,823           (91)
     Accrued expenses                                                  345             (11)         (311)
     Reserve for distributor inventories                                12            (730)         (279)
     Deferred revenue                                               (2,858)            255           474
                                                                ----------     -----------    ----------

        NET CASH USED IN OPERATING ACTIVITIES                       (5,267)           (656)         (265)
                                                                ----------     -----------    ----------
Cash Flows from Investing Activities:
   Escrow receivable                                                   ---             ---           625
   Change in other assets and deposits                                   5             (27)            4
   Purchase of property and equipment, net                          (1,728)         (4,476)       (1,240)
   Purchase of Leprechaun Software International, Ltd,
      net of cash acquired                                             ---            (628)          ---
   Purchase of technology from neTrend Corporation                     ---          (2,260)          ---
   Purchase of certain assets from Technocom, plc                      ---          (1,963)          ---
   Purchase of Purview Technologies Inc, net of cash acquired       (1,121)            ---           ---
   Purchase of csd Software GmbH, net of cash acquired              (5,781)            ---           ---
                                                                 ----------     -----------    ----------
        NET CASH USED IN INVESTING ACTIVITIES                       (8,625)         (9,354)         (611)
                                                                 ----------     -----------    ----------
Cash Flows from Financing Activities:
   Exercise of stock options                                            28             143           152
   Sale of stock under the Employee Stock Purchase                      73              93           ---
    Plan
   Tax benefit  from stock options                                     ---             ---           486
   Purchase of treasury stock                                          (47)         (1,634)          ---
   Principal repayments on obligations under capital lease            (223)         (1,168)         (869)
   Net proceeds from sale of common stock                              ---             ---        31,647
                                                                ----------     -----------    ----------
        NET CASH (USED IN) PROVIDED BY FINANCING                      (169)         (2,566)       31,416
         ACTIVITIES
                                                                ----------     -----------    ----------

   Effect of exchange rates on cash and cash                           (34)             12           ---
    equivalents

NET (DECREASE) INCREASE IN CASH AND CASH                           (14,095)        (12,564)       30,540
 EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      20,774          33,338         2,798
                                                                ----------     -----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    6,679        $ 20,774      $ 33,338
                                                                ==========     ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)
                            (dollars in thousands)

                                                                        Year ended December 31,
                                                           ----------------------------------------
                                                              1997           1996           1995
                                                           ----------     ----------     ----------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

Accretion of preferred stock dividends                      $    ---       $    ---       $    447
                                                           ==========     ==========     ==========
Conversion of preferred stock into common stock             $    ---       $    ---       $ 12,635
                                                           ==========     ==========     ==========
Acquisition of equipment under capital leases               $    ---       $     91       $  2,124
                                                           ==========     ==========     ==========

ACQUISITION OF LEPRECHAUN SOFTWARE INTERNATIONAL, LTD
       Fair value of assets acquired                        $    ---       $  1,158       $    ---
       Fair value of stock issued                                ---           (158)           ---
       Liabilities assumed                                       ---           (370)           ---
       Cash acquired                                             ---             (2)           ---
                                                           ----------     ----------     ----------

      Cash paid for acquisition and direct costs
      net of cash acquired                                  $    ---       $    628       $    ---
                                                           ==========     ==========     ==========

ACQUISITION OF INTANGIBLE ASSETS FROM
      NETREND CORPORATION AND VIMAL VAIDYA
       Fair value of assets acquired                        $    ---       $ 12,460       $    ---
       Fair value of stock issued                                ---        (10,200)           ---
                                                           ----------     ----------     ----------
      Cash paid for acquisition and direct costs            $    ---       $  2,260       $    ---
                                                           ==========     ==========     ==========

 ACQUISITION OF TECHNOCOM PLC.
       Fair value of assets acquired                        $    ---       $  1,963       $    ---
                                                           ----------     ----------     ----------
      Cash paid for acquisition and direct costs            $    ---       $  1,963       $    ---
                                                           ==========     ==========     ==========

ACQUISITION OF PURVIEW TECHNOLOGIES, INC.
       Fair value of assets acquired                        $  2,379       $    ---       $    ---
       Fair value of stock issued                             (1,139)           ---            ---
       Liabilities assumed                                      (107)           ---            ---
       Cash acquired                                             (12)           ---            ---
                                                           ----------     ----------     ----------
      Cash paid for acquisition and direct costs
      net of cash acquired                                  $  1,121       $    ---       $    ---
                                                           ==========     ==========     ==========

ACQUISITION OF CSD SOFTWARE GMBH
       Fair value of assets acquired                        $ 17,949       $    ---       $    ---
       Fair value of stock issued                             (7,042)           ---            ---
       Liabilities assumed                                    (5,100)           ---            ---
       Cash acquired                                             (26)           ---            ---
                                                           ----------     ----------     ----------
      Cash paid for acquisition and direct costs
      net of cash acquired                                  $  5,781       $    ---       $    ---
                                                           ==========     ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
         Interest                                           $    178       $    205       $    271
                                                           ==========     ==========     ==========
         Income taxes                                       $  1,181       $  1,302       $    657
                                                           ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     ON Technology Corporation and Subsidiaries (the "Company") is engaged in the development, marketing, sales support, and distribution of software for local area networks.

     During 1996, the Company completed three acquisitions. The Company acquired all of the assets and assumed certain liabilities of Leprechaun Software International, Ltd, certain technology of neTrend Corporation and certain intangible assets of Technocom plc. These acquisitions were accounted for as the purchase of business combinations in accordance with Accounting Principles Board
(APB) No. 16 (see Note 2).

     In 1997, the Company acquired all of the stock of csd Software GmbH, a German developer and marketer of PC Desktop Software Management Tools, and acquired the stock of Purview Technologies Inc., a development stage company engaged in Internet usage monitoring software development. These acquisitions were accounted for as a purchase in accordance with APB No. 16 (see Note 2).

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the notes to the consolidated financial statements.

Principles of Consolidation
---------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Management Estimates
--------------------

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

Revenue Recognition
-------------------

     Revenue from software product sales is recognized upon shipment of the product to customers where the Company has no significant vendor obligations. The Company sells advertising space in its catalog for cash or receives third party advertising product. Revenue for catalog advertising space for cash is recognized the day the catalog is mailed to customers. Revenue for third party advertised product received is recognized as each item is sold. The deferred revenue balance at December 31, 1997 and 1996 relates primarily to revenue on software maintenance contracts, which is recognized ratably as it is earned. The reserve for distributor inventories balance at December 31, 1997 and 1996 relates to sales to distributors for which the Company has accrued its estimate of future distributor returns when the product was shipped. In addition, the Company accrues the costs associated with providing telephone support related to certain products.

Cash and Cash Equivalents
-------------------------

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its cash equivalents as held-to-maturity and recorded them at amortized cost, which approximates market value. The Company considers all highly liquid cash investments with maturities of three months or less at

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

the date of acquisition to be cash equivalents. Cash equivalents consisted of commercial paper and money market funds at December 31, 1997 and 1996.

Fair Value of Financial Instruments
-----------------------------------

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable and capital leases. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1997 and 1996. The estimated fair values have been determined through information obtained from market sources and management estimates.

Direct Marketing Costs
----------------------

     The Company sells its products through various channels, including free trial marketing. The Company incurs substantial costs in advance of a free trial campaign, including the rental of mailing lists, postage and printing. The Company capitalizes such costs in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 93-7, Reporting on Advertising Costs. The Company amortizes such costs over a three-month period, which approximates the period of expected revenues. The Company has recorded $0 and $1,067 of net capitalized direct marketing costs in the accompanying consolidated balance sheets at December 31, 1997 and 1996, respectively. As part of the sale of assets (see Note 12), the Company has not capitalized any direct marketing costs as of December 31, 1997. The Company recorded $5,891, $7,387 and $7,291 of direct marketing expense for the years ended December 31, 1997, 1996 and 1995, respectively.

Inventories
-----------

     The Company values inventories at the lower of cost (first-in, first-out) or market. Inventories consist principally of computer software disks, computer hardware, packaging costs and other related purchased computer peripheral items. The components of inventories are as follows:


(Dollars in thousands)                   1997           1996
                                       --------       --------
Raw Materials.....................       $  94          $  637
Finished Goods....................         173           1,686
                                       --------       --------
                                         $ 267          $2,323
                                       ========       ========

Depreciation
------------

     The Company provides for depreciation by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, using the straight-line method, as follows:

                                                            ESTIMATED
ASSET CLASSIFICATION                                       USEFUL LIFE
--------------------                                       -----------
Computers and equipment..................................    3-7 Years
Equipment acquired under capital leases..................  Life of lease
Furniture and fixtures...................................    5-7 Years

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company accounts for its long-term assets in accordance with SFAS No. 121, Accounting for the Impairment of Long -lived Assets and for Long- lived Assets to be Disposed of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including cost in excess of net assets acquired, based on the estimated future cash flows to be generated by such assets. At each balance sheet date, the Company evaluated the realizability of goodwill based on profitability expectations, using the undiscounted cash flow method, for each subsidiary having a material goodwill balance. Based on it's most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1997.

Software Development Costs
--------------------------

     Costs incurred in the development of computer software to be sold have been expensed as research and development costs in the accompanying consolidated statements of operations, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. SFAS No. 86 requires that costs incurred in creating a computer software product be charged to research and development expense until technological feasibility has been established for the product. The costs incurred subsequent to the attainment of technological feasibility in 1995, 1996 and 1997 are insignificant. The Company has recorded charges for purchased incomplete research and development related to the acquisitions discussed in Note 2. In each case, the Company determined that technological feasibility of the in-process purchased technology acquired had not been established and that the technology had no alternative future use.

Foreign Currency Translation
----------------------------

     The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at fiscal year-end in accordance with SFAS No. 52, Foreign Currency Translation. Revenues and expenses are translated using exchange rates in effect during each period.

Postretirement Benefits
-----------------------

     The Company has no obligations for postretirement benefits.

Concentration of Credit Risk
----------------------------

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

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Earnings (Loss) per Share
-------------------------

     SFAS 128, Earnings Per Share replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options that could share in the earnings of the Company.

     Basic and diluted earnings per share, as required by SFAS No. 128, are as follows:

(Dollars in thousands, except per share data)
                                                     1997                1996                1995
                                                 ------------        ------------        ------------
Net (loss) income                                $    (34,772)       $    (15,861)       $      3,672
                                                 ============        ============        ============
Less: preferred stock dividends                           ---                 ---                 383
                                                 ------------        ------------        ------------
Net income (loss) available to common
 stockholders                                    $    (34,772)       $    (15,861)       $      3,289
                                                 ============        ============        ============


Basic weighted average shares outstanding          12,079,264          10,853,814           6,314,429

Convertible preferred stock                               ---                 ---           2,273,404

Weighted average common equivalent shares                 ---                 ---             498,931
                                                 ------------        ------------        ------------

Diluted weighted average shares outstanding        12,079,264          10,853,814           9,086,764
                                                 ============        ============        ============

Basic earnings per share                         $      (2.88)       $      (1.46)       $       0.52
                                                 ============        ============        ============
Diluted earnings per share                       $      (2.88)       $      (1.46)       $       0.40
                                                 ============        ============        ============
Anti-dilutive securities, that were not
 included in the above table are as follows:
  Stock Options                                     1,935,628           1,022,906              65,035
                                                 ============        ============        ============

New Accounting Standards
------------------------

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

     In July 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(2)  ACQUISITIONS

Acquisition  of  Intangible Assets from neTrend Corporation and Vimal Vaidya
----------------------------------------------------------------------------

     On January 30, 1996, the Company acquired certain intangible assets, consisting primarily of incomplete firewall software technology from Vimal Vaidya and acquired technology from neTrend Corporation, a development stage company wholly owned by Vimal Vaidya, which, together with Vimal Vaidya, developed firewall software technology. The aggregate purchase price including direct acquisition costs of $12,460 was allocated based on fair value of the intangible assets acquired as follows:

(Dollars in thousands)

     Acquired technology.................................  $   676
     Purchased incomplete research and development.......   11,784
                                                           -------
                                                           $12,460
                                                           =======

     As consideration, the Company paid $2,000 in cash, issued 717,300 shares of common stock with a fair value of $14.22 per share and incurred $260 in direct acquisition costs (see Note 12).

Acquisition  of Leprechaun Software International, Ltd.
------------------------------------------------------

     On March 6, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Leprechaun Software International, Ltd, a company engaged in the development of an anti-virus software product. The aggregate purchase price including direct acquisition costs of $1,158 was allocated based on fair value of the tangible and intangible assets acquired as follows:

(Dollars in thousands)

    Current assets..............................................     $   51
    Property and equipment......................................         13
    Purchased intangible assets, including acquired technology..        157
    Purchased incomplete research and development...............        937
                                                                     ------
                                                                     $1,158
                                                                     ======

     As consideration, the Company paid $330 in cash, $200 in notes, issued 9,471 shares of common stock of the Company with a fair value of $16.68 per share, assumed $370 in liabilities and incurred $100 in direct acquisition costs. This transaction was accounted for as a purchase and, accordingly, the results since March 6, 1996 are included in the accompanying consolidated financial statements. Included in purchased intangible assets are amounts related to acquired technology and goodwill (see Note 3).

Acquisition of Technocom plc.
----------------------------

     On March 29, 1996 the Company acquired certain assets of Technocom plc's LAN software distribution business. The aggregate purchase price including direct acquisition costs of $1,963 was allocated based on the fair value of the tangible and intangible assets acquired as follows:

(Dollars in thousands)

    Property and equipment......................................     $  110
    Purchased intangible assets, including acquired technology..      1,289
    Purchased incomplete research and development...............        564
                                                                     ------
                                                                     $1,963
                                                                     ======

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  As consideration, the Company paid $1,803 in cash and incurred $160 in direct acquisition costs. Also, included in cost of product revenue for the year ended December 31, 1996 is a $571 charge for the elimination of profit for inventory previously sold to Technocom plc. This transaction was accounted for as a purchase and, accordingly, the results since March 29, 1996 are included in the accompanying consolidated financial statements. Included in purchased intangible assets are amounts related to acquired technology, goodwill, trade names and customer lists (see Note 3).

Acquisition of Purview Technologies, Inc.

  On January 24, 1997, the Company acquired all of the capital stock of Purview Technologies, Inc., a company engaged in Internet access monitoring and management software. The aggregate purchase price of $2,379 was allocated based on the fair market value of the tangible and intangible assets acquired as follows:

(Dollars in thousands)

Current Assets.....................  ...........................    $   51
Purchased intangible assets, including acquired technology......       210
Purchased incomplete research and development...................     2,118
                                                                    ------
                                                                    $2,379
                                                                    ======

As consideration, the Company paid $1,000 in cash and issued 205,251 shares of common stock with a fair market value of $5.55 per share, assumed $107 in liabilities, and incurred $133 in direct acquisition costs. This transaction was accounted for as a purchase, and accordingly, the results since January 24, 1997, are included in the accompanying condensed consolidated financial statements (see Note 12).

Acquisition of csd Software GmbH (csd)

  On January 28, 1997, Wilma 96 Vermogensverwaltungs GmbH ("Wilma GmbH") a wholly-owned subsidiary of the Company purchased all of the capital stock of csd, a German corporation engaged in the development of PC desktop software management tool products. The aggregate purchase price of $15,048 was allocated based on the fair market value of the tangible and intangible assets acquired as follows:

(Dollars in thousands)

Purchased intangible assets, including acquired technology..........  $ 1,268
Purchased incomplete research and development.......................   13,780
                                                                      -------
                                                                      $15,048
                                                                      =======

  Unaudited pro forma operating results for the Company, assuming the acquisition of csd occurred on January 1, 1996 is as follows:

                                                                                December 31,
(Dollars in  thousands)                                                             1996
                                                                                ------------
Net sales                                                                        $    57,640
Net loss                                                                             (18,068)
Basic and diluted net loss per share                                             $     (1.48)
Shares used in computing profoma basic and diluted net loss per share             10,853,814

  For purposes of these pro forma operating results, the in-process R&D was assumed to have been written off prior to January 1, 1996, so that the operating results presented include only recurring costs.

As consideration, the Company paid $5,000 in cash and issued 1,253,854 shares of Common Stock of the Company with a fair value of $5.62, assumed $5,100 in liabilities, and incurred $734 in direct acquisition costs. This transaction was accounted for as a purchase, and accordingly, the results since January 28, 1997, are included in the accompany condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  For all acquisitions in 1997 and 1996, intangible assets are being amortized on a straight line basis over the estimated useful life not to exceed three years. The portion of the purchase price allocated to incomplete research and development projects that had not yet reached technological feasibility and did not have any future alternative use was expensed as purchased incomplete research and development as of the acquisition dates. The amounts allocated to incomplete research and development projects represents the estimated fair value related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair value of the purchased intangible assets. To bring these projects to technological feasibility, high risk development and testing issues needed to be resolved which required substantial additional effort and testing.


(3)  CHARGE FOR RESTRUCTURING.

  On August 6, 1996, the Company announced that it had implemented a reorganization of its operations and a restructuring plan (the "96 Plan"). The 96 Plan included write-offs and write-downs of certain assets, including accruing the costs related to a significant reduction in the Company's work force, primarily in the technical support and sales and marketing departments, and the de-emphasis of certain product lines, resulting in a non-recurring charge of $5,415. Included in the 96 Plan was an additional inventory write-down of $2,026 which is included in cost of product revenue in accordance with Emerging Issues Task Force (EITF) 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.

The following are the significant components of the $5,415 charge for restructuring:

(Dollars in thousands)
Employee severance, benefits and related costs              $1,531
Write-off and write-down of assets to net realizable
 value excluding inventory                                   3,522
Provision for costs in closing facility                        362
                                                            ------
                                                            $5,415
                                                            ======

The total cash impact of the restructuring amounted to $2,367 which had been paid as of December 31, 1996.

  On July 29, 1997, the Company announced that it had implemented a reorganization of its operations and a restructuring plan (the "97 Plan"). The 97 Plan included write-offs and write-downs of certain assets, including accruing the costs related to a significant reduction in the workforce, primarily in the technical support and sales and marketing departments. In addition, the Company has exited from the anti-virus business and de-emphasized its investment in new customer acquisitions for the Company's groupware, network management and security businesses. As a result of the 97 Plan the Company recorded a restructuring charge of $4,530. Included in the 97 Plan was an additional inventory write-down of $849 which is included in cost of product revenue in accordance with EITF 96-9.

The following are the significant components of the $4,530 charge for restructuring:

(Dollars in thousands)
Employee severance, benefits and related costs                   $1,980
Write-off and write-down of assets to net realizable
  value excluding inventory                                       1,346
Provision for costs in closing facilities                         1,204
                                                                 ------
                                                                 $4,530
                                                                 ======

The total cash impact of the restructuring is $2,834 of which $1,468 was paid by December 31, 1997. The Company anticipates the balance of the restructuring cost to be paid in 1998.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  On October 29, 1997, the company announced that it would seek shareholder approval to sell its Network Management and Network Security Business along with related marketing systems and organization to Elron Software Inc. (Elron)., a wholly owned subsidiary of Elron Electronics Industries (see Note 12). Concurrently, the Company announced that it would refocus its international sales organization to concentrate on the Client Management Business and would close its offices in Sydney, Paris and London, while strengthening its presence in Starnberg, Germany. As a result, the Company recorded a restructuring charge related to the write-off and write-down of certain assets, accruing the costs related to the reduction of its international workforce (excluding csd) primarily in the technical support and sales and marketing departments and accruing the associated costs with closing its international locations (excluding csd).

The following are the significant components of the $6,410 charge for restructuring:

(Dollars in thousands)
Employee severance, benefits and related costs                $  762
Write-off and write-down of assets to net realizable value     3,600
Provision for costs in closing facilities                      2,048
                                                              ------
                                                              $6,410
                                                              ======

The total cash impact of the restructuring is $1,332 of which $640 was paid by December 31, 1997. The Company anticipates the balance of the restructuring cost to be paid in 1998.


(4)  INCOME TAXES

  The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. In the year ended December 31, 1997, the Company incurred a significant operating loss for both book and tax purposes and gave benefit to refundable income taxes which offset certain foreign tax provisions and as a result no tax provision was recorded. The income tax provision for the years ended December 31, 1996 and 1995 was calculated based on the Company's effective tax rate giving benefit to available net operating loss and research and development credit carry-forwards and by recognizing a portion of the Company's deferred tax asset in the year ended December 31, 1996.

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

(Dollars in thousands)

                               1997         1996         1995
                              ------       ------       ------
Domestic                    $(27,644)    $(12,330)      $5,294
Foreign                       (7,128)      (3,434)         ---
                            --------     --------       ------
                            $(34,772)    $(15,764)      $5,294
                            ========     =========      ======

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The components of the provision for income taxes are as follows:

(Dollars in thousands)      1997         1996          1995
                           ------       ------        ------
Current
    Federal               $ (409)      $   735        $1,092
    State                    (72)          444           530
    Foreign                  ---           ---           ---
                          ------       -------        ------
                            (481)        1,179         1,622
Deferred
    Federal                 (496)         (675)          ---
    State                    (87)         (407)          ---
    Foreign                1,064           ---           ---
                          ------       -------        ------
                             481        (1,082)          ---
                          ------       -------        ------
                          $  ---       $    97        $1,622
                          ======       =======        ======

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

(Dollars in thousands)                                      1997            1996
                                                           ------          ------
Deferred tax asset ---
   Accounts receivable allowance.................         $     558       $  479
   Inventory reserve.............................               134        1,215
   Purchased intangibles.........................            11,884        5,910
   Reserve for distributor inventories...........                87           82
   Other temporary differences...................             2,047          461
   Net operating loss and tax credit                          6,861          571
   carry-forwards................................
                                                             21,571        8,718
                                                          ---------     --------
Deferred tax liability---
   Direct marketing costs and prepaid expenses...               (62)        (535)
                                                          ---------     --------
Valuation allowance..............................           (21,509)      (7,702)
                                                          ---------     --------
                                                          $      --     $    481
                                                          =========     ========

  The Company has placed a full valuation allowance against its net deferred tax asset as of December 31, 1997. The valuation allowance increased during 1997 by $13,807 since the Company believes it is "more likely than not" that it will not be able to utilize it's deferred tax asset.

  As of December 31, 1997, the Company has available Federal net operating loss carry-forwards of $15,879. These carry-forwards expire through 2012 and are subject to review and possible adjustment by the Internal Revenue Service.

The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and credit carry-forwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

(Dollars in thousands)                                                              1997       1996       1995
                                                                                 -----------------------------
Federal Statutory Rate...........................................................  (34.0%)    (34.0%)     34.0%
State taxes, net of federal benefit..............................................   (6.2%)     (6.2%)      6.6%
Generation (recognition) of net operating loss carry-forwards....................   40.2       39.6%     (10.0%)
                                                                                 -----------------------------
Effective tax rate...............................................................    ---        0.6%      30.6%
                                                                                 =============================

(5)  LINE OF CREDIT

  The Company has a $10,000 line of credit (the "Line") that allows the Company to borrow up to the lesser of $10,000 or 80% of qualified eligible accounts receivable, as defined, plus 40% of foreign qualified receivables, as defined. Borrowings bear interest at the bank's prime rate (8.5% at December 31, 1997). The Line expires on April 1, 1998, at which time all outstanding borrowings must be repaid. The Company has pledged all accounts receivable as collateral. The Line requires the Company to meet certain financial covenants, as defined. At December 31, 1997, the Company was in compliance with all of these covenants.
As of December 31, 1997, no amounts were outstanding.

(6)  LONG-TERM OBLIGATIONS AND COMMITMENTS

Leases

  The Company conducts its operations in leased facilities and leases certain equipment under operating and capital leases expiring at various times through 1999.

  The Company has a master lease agreement, as modified, that allows the Company to enter into up to $3,000 in fair market value equipment leases. Borrowings under both lease agreements are payable in monthly installments ranging from $1 to $9, including interest ranging from 7.01 % to 24.49% with terms ranging between 36 and 50 months. As of December 31, 1997, the Company had the ability to borrow up to $3,000 under this master lease agreement.

The approximate minimum annual lease payments under both the operating and capital leases are as follows:

                                                   OPERATING       CAPITAL
(Dollars in thousands)                              LEASES         LEASES
                                                   ----------     --------
1998.............................................  $   694        $   388
1999.............................................      512             11
                                                   -------
                                                   $ 1,206            399
                                                   =======
Less --- Amount representing interest............                      33
                                                                  -------
Present value of minimum lease payments..........                     366
Less --- Current portion.........................                     356
                                                                  -------
                                                                  $    10
                                                                  =======

  Total rental expense included in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995 was $1,954, 1,418 and $846, respectively.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The amount of equipment under capital lease and the related accumulated amortization are as follows:

(Dollars in thousands)                              1997            1996
                                                   ------          ------
    Equipment acquired under capital lease       $ 2,443           $ 3,895
    Accumulated amortization..............        (2,201)           (2,559)
                                                 -------           -------
    Net equipment acquired under capital
    lease.................................       $   242           $ 1,336
                                                 =======           =======

  Total amortization expense included in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995 is $998, $1,259 and $1,001 , respectively.

Royalties

  The Company had entered into several software license agreements.   These
agreements provided the Company with exclusive worldwide licenses to distribute certain software products. The Company was required to pay royalties on all related sales, subject to certain royalty targets to maintain exclusive distribution rights to that software product. As a result of the software products sold to Elron (see Note 2), the Company has no minimum royalty requirement to maintain exclusive distribution rights as of December 31, 1997.

  Total royalty expense included in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995 was $1,412, $2,178 and $2,333, respectively.

(7)  STOCKHOLDERS' EQUITY

Initial Public Offering

  In August of 1995, the Company completed an initial public offering ( the "IPO") of 2,360,000 shares of common stock for $15.00 per share. The sale of common stock resulted in net proceeds to the Company of $31,647, after deducting all expenses related to the IPO. In connection with the Company's initial public offering, the redeemable convertible preferred shares were automatically converted into 3,841,632 shares of common stock.

Common Stock

  The Company has 20,000,000 authorized shares of common stock $.01 par value, of which 12,223,213 shares were issued and outstanding at December 31, 1997.

Preferred Stock

  The Company has an authorized class of Preferred Stock consisting of 2,000,000 shares, which may be issued from time to time in one or more series. The Company's Board of Directors has authority to issue the shares of Preferred Stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of Common Stock, and may have the effect of delaying, deferring or preventing a change in control of the Company. The Company has not issued any shares of preferred stock as of December 31, 1997.

Reserved Shares of Stock

  The Company had reserved 3,411,617 shares of common stock at December 31, 1997 for the exercise of stock options under the 1992 Employee and Consultant Stock Option Plan, 1995 Directors Stock Option Plan and 1995 Employee Stock Purchase Plan.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Stock Split

  On May 18, 1995, the Board of Directors approved a one-for-six reverse stock split. Accordingly, all shares of common stock and the conversion ratio of preferred stock have been retroactively adjusted in the accompanying consolidated financial statements for all periods presented to reflect this split.

(8)  STOCK OPTION PLANS

  In July 1992, the Company adopted the 1992 Employee and Consultant Stock Option Plan (the Plan). Pursuant to the Plan, the Company may grant to employees and consultants of the Company statutory and nonstatutory stock options to purchase up to 3,300,000 shares of common stock as amended.

  The Company's 1995 Directors Stock Option Plan ( the "Director's Plan") was adopted on May 18, 1995 and provides for the granting of options to purchase up to 100,000 shares of Common Stock to directors who are not employees of the Company.

Stock option activity for the option plans was as follows:

                                                                                             WGHT AVG
                                          NUMBER                                             EXERCISE
                                            OF                    EXERCISE PRICE               PRICE
                                          SHARES                 RANGE PER SHARE             PER SHARE
                                       ------------      --------------------------------  --------------
   Outstanding, December 31, 1994....    1,078,441         $    .0307   -    $     2.4600    $     1.1685
   Granted...........................      308,607             2.4600   -         17.5000         10.7900
   Exercised.........................     (444,878)             .0307   -          9.0000           .3412
   Terminated........................     (318,446)             .5040   -         16.1250          2.0496
                                     -------------     --------------------------------------------------
   Outstanding, December 31, 1995....      623,724              .0307   -         17.5000          5.6373
   Granted...........................      603,217             5.1250   -         16.7500          8.8626
   Exercised.........................      (91,795)             .5040   -          9.0000          1.5642
   Terminated........................     (112,240)             .5040   -         16.1250          8.6597
                                     -------------     --------------------------------------------------
   Outstanding, December 31, 1996....    1,022,906              .0307   -         17.5000          7.5710
   Granted...........................    2,124,689              .0100   -          5.7500          2.3910
   Exercised.........................      (41,537)             .0100   -          2.4600           .6732
   Terminated........................   (1,170,430)             .0100   -         16.7500          6.4940
                                     -------------     --------------------------------------------------
   Outstanding, December 31, 1997....    1,935,628         $    .0100   -    $    17.5000    $     2.6554
                                     =============     ==================================================

   Exercisable, December 31, 1997....      219,274         $    .0100   -    $    17.5000    $     5.2380
                                     =============     ==================================================

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 Accounting for Stock Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB No. 25 and elect the disclosure-only alternative under SFAS No. 123 for options granted after January 1, 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used are as follows:

                                 1997         1996
                                ------       ------
Risk-free interest rate.....     7.00%         6.34%
Expected dividend yield.....      ---           ---
Expected lives..............     7             7
Expected volatility.........   111.27%        73.56%

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per
 share data)                                                   1997                1996                 1995
                                                              ------              -----                ------
Net Income (Loss)                        As Reported         (34,772)             (15,861)               3,672
                                         Pro Forma           (36,270)             (16,846)               3,378
Basic Net Income (Loss) Per Share        As Reported           (2.88)               (1.46)                0.52
                                         Pro Forma             (3.00)               (1.55)                0.53
Diluted Net Income (Loss) Per Share      As Reported           (2.88)               (1.46)                0.40
                                         Pro Forma             (3.00)               (1.55)                0.37

  Because the method prescibed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  The Company has recorded $392 of deferred compensation during the year ended December 31, 1997. The deferred compensation represents the excess of the fair market value of the Company's common stock over the exercise price of certain options on the date of the grant. Deferred compensation will be amortized to compensation expense over the vesting period of each employee's stock option.

Employee Stock Purchase Plan

  On May 18, 1995, the Company adopted the 1995 Employee Stock Purchase plan pursuant to which up to 1,000,000 shares of common stock may be issued. The plan consists of semiannual offerings commencing on the first day the Company's common stock was publicly traded and each subsequent offering commencing on January 1 and July 1 of each year. The maximum number of shares of common stock that may be purchased by an employee is determined on the first day of each offering period, as defined. The price at which the shares are purchased is the lower of 85% of the closing price on the first or last day of the offering period.

(9)   401 (K) PLAN

  In 1994, the Company established a plan under Section 401 (k) of the Internal Revenue Code (the "401 (k) Plan") covering all eligible employees, as defined. Participants in the 401 (k) Plan may not contribute more than the lesser of specified statutory amount or 15% of his or her pretax total compensation. The 401 (k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company. The Company made no contributions during 1997, 1996 or 1995.

(10)  ACCRUED EXPENSES

  Accrued expenses consisted of the following:

(Dollars in thousands)                      1997         1996
                                           ------       ------
    Payroll and payroll related..........  $  728      $  691
    Royalties............................     108         240
    Restructuring........................   2,225         ---
    Other................................     658       1,321
                                           ------      ------
                                           $3,719      $2,252
                                           ======      ======

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(11)  GEOGRAPHIC INFORMATION

Export Revenue

  Export revenue as a percentage of total revenue for the years ended December 31, 1997, 1996 and 1995 was 37%, 17% and 14%, respectively.

Geographic information for 1997 is as follows:

Geographic Sales by Destination
-------------------------------

North America                      65%
Europe                             33%
Other                               2%
                                 ----
Total                             100%

                                         North
                                        America          Europe          Other           Elimination          Total
                                   ------------------------------------------------------------------------------------
(Dollars in thousands)
Sales to unaffiliated customers           $ 26,930         $13,679         $   673             $      0        $ 41,282
Transfers between geographic areas           3,847             ---             ---               (3,847)            ---
                                   ------------------------------------------------------------------------------------
Total Sales                                 30,777          13,679             673               (3,847)         41,282

Operating loss                             (27,828)         (6,105)         (1,023)                 184         (34,772)
Identifiable assets                         34,440           4,122               4              (21,184)         17,382

Transfers between geographic areas are accounted for equivalent to an arm's length basis. Geographic information has not been included for the years ended December 31, 1996 and 1995 since foreign operations were not greater that 10% and are not meaningful.

(12)  ASSETS HELD FOR SALE

  On October 29, 1997, the Company announced it would seek shareholder approval to sell to Elron for an aggregate price of $12 million, with the possibility of an additional performance bonus of up to $1.5 million, (a) all of the Company's right, title and interest as owner of the computer software programs known as ONGuard Internet Manager, ONGuard Firewall, and the Odyssey Application Software and Database, and as license of SofTrack (collectively, the "Software"), (b) all of the Company's right, title and interest in its catalog business, including management information systems, sales and marketing databases and customer lists; (c) all of the Company's right, title and interest in and to the methodology, procedures, techniques and documentation utilized by the Company for the sale and distribution of computer software, hardware and peripherals, (collectively, the "free Trial Marketing System"); (d) all of the Company's right title and interest in certain contracts, agreements, real and personal property leases, licenses and other instruments; (e) certain accounts receivable, notes and notes receivable, with a Company-guaranteed value of $3,000,000; (f) certain equipment, furniture, leasehold improvements; (g) certain inventory; (h) certain trade names and trademarks; and (i) the goodwill associated with the foregoing assets (collectively, the "Proposed Assets"). As part of the Transaction, the Company transferred approximately 100 employees including Ivan O'Sullivan, the Company's Vice President - World Wide Marketing, and Chadwick Roll, the Company's Vice President of Inside Sales to Elron.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  On October 29, 1997 the Company entered into a management agreement with Elron, pursuant to which Elron shall manage the Proposed Assets for its benefit and at its risk and expense and shall pay all salaries and other employee related expenses with respect to the Proposed Assets and transferred employees. As a result of the management agreement the associated revenues and costs of the Proposed Assets have been excluded from the statement of operations for the period from October 30, 1997 to December 31, 1997. As of December 31, 1997 assets held for sale, net; represent the net book value of the Proposed Assets as of October 29, 1997.

On February 11, 1998, the Company received shareholder approval to sell to Elron the Proposed Assets. In addition, the Company received $12 million in cash and paid $3 million related to the accounts receivable guarantee. In the first quarter of 1998 the Company will record a gain equal to the difference between the sum of the deal costs associated with the proposed transaction and the value of the assets held for sale, less the $9 million purchase price.

  Unaudited pro forma operating results for the Company, assuming the sale of assets occurred on January 1, 1996 is as follows:

                                                December 31,    December 31,
(Dollars in thousands, except per share data)       1997           1996
                                                ------------    ------------
Net sales                                       $    23,454     $    27,400
Net loss                                        $   (40,233)    $   (26,247)
Basic and diluted net loss per share            $     (3.33)    $     (2.42)
Shares used in computing profoma basic and
diluted net loss per share                       12,079,264      10,853,814

  For purposes of these proforma operating results, the associated revenues and costs of the Proposed Assets have been excluded from the Statement of Operations for 1996 and 1997. The associated gain on the sale of assets has not been included in accordance with the Securities and Exchange Commission regulations on non-recurring charges.

SCHEDULE II
                   ON Technology Corporation and Subsidiaries
                       Valuation and Qualifying Accounts
              For the years Ended December 31, 1995, 1996 and 1997
                             (dollars in thousands)

                                      BALANCE,          CHARGED TO        OTHER ADDITIONS                    BALANCE, END
                                  BEGINNING OF YEAR       EXPENSE         TO ALLOWANCE(1)     WRITE-OFFS       OF YEAR
Allowance for doubtful accounts
-------------------------------
Year ended December 31, 1995           $  434             $  256                ---                $85          $  605

Year ended December 31, 1996           $  605             $  639                ---                $53          $1,191

Year ended December 31, 1997           $1,191             $1,535               $301                $52          $2,975

(1)  Additions arising through the acquisition of csd Software GmbH in 1997.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ON Technology Corporation and Subsidiaries

We have audited in accordance with generally accepted standards, the consolidated financial statements of ON Technology Corporation and Subsidiaries included in this Form 10-K and have issued our reporting thereon dated January 25, 1998 (except for the matters discussed in Note 12 as to which the dates are February 11, 1998). Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.



                                   /s/ Arthur Andersen LLP
                                   -----------------------
                                   ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 25, 1998

                              SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ON TECHNOLOGY CORPORATION



                                              /s/ Herman DeLatte
                                           ---------------------------------
Date: March 30, 1998                       Name:  Herman DeLatte
                                           Title:  President
                                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


                                           /s/ John M. Bogdan
                                        ---------------------------------
Date: March 30, 1998                    Name:  John M. Bogdan
                                        Title:  Vice President of Finance
                                                and Chief Financial Officer

                                           /s/ William C. Hulley
                                        ---------------------------------
Date: March 30, 1998                    Name:  William C. Hulley
                                        Title:  Chairman and Director

                                           /s/ Christopher A. Risley
                                        ---------------------------------
Date: March 30, 1998                    Name:  Christopher A. Risley
                                        Title:  Director


                                           /s/ Brian T. Horey
                                        ---------------------------------
Date: March 30, 1998                    Name:  Brian T. Horey
                                        Title:  Director


                                           /s/ Michael J. Zak
                                        ---------------------------------
Date: March 30, 1998                    Name:  Michael J. Zak
                                        Title:  Director


                                           /s/ R. Stephen Cheheyl
                                        ---------------------------------
Date: March 30, 1998                    Name:  R. Stephen Cheheyl
                                        Title:  Director

                               INDEX TO EXHIBITS
                                                            Sequentially
                                                            Numbered
Exhibit No.  Exhibit Title  Pages
-----------  -------------  -----

   3.1.+     Fourth Amended and Restated Certificate of Incorporation of
             ON Technology Corporation, incorporated by reference to
             exhibit 3.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).

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

  10.7.+ * Employment Agreement dated May 18, 1995 by and between ON Technology Corporation and Loren K. Platzman, incorporated by reference to exhibit 10.7 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).

  10.8.+ * Employment Agreement dated May 18, 1995 by and between ON Technology Corporation and Ivan J. O'Sullivan, incorporated by reference to exhibit 10.8 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).

  10.9.+ * Employment Agreement dated May 18, 1995 by and between ON Technology Corporation and John M. Bogdan, incorporated by reference to exhibit 10.9 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).

  10.10.+ * Employment Agreement dated May 18, 1995 by and between ON Technology Corporation and James A. Batson, incorporated by reference to exhibit 10.10 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).

  10.11.+ * Form of Indemnity Agreement by and between ON Technology and its directors and executive offices, incorporated by reference to exhibit 10.11 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).

  10.12.+ Lease dated July 9, 1993 by and between ON Technology Corporation and Boston Properties, incorporated by reference to exhibit 10.12 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).

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

  10.15.+ Letter Agreement dated January 20, 1994 between Fleet Bank of Massachusetts, N.A. and ON Technology Corporation, as amended by Loan Modification Agreement dated as of May 31, 1994, Second Loan Modification Agreement dated January 11, 1995 and Third Loan Modification Agreement dated May 18, 1995, incorporated by reference to exhibit 10.15 to the Company's Registration

             Statement on Form S-1 (Reg. No. 33-92562).

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

  10.18+ Agreement by and between Database America Information Systems, Inc. and ON Technology Corporation dated July 6, 1995, incorporated by reference to exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).

  10.19.+ * Directors and officers liability insurance policies issued by SteadFast Insurance Company and Evanston Insurance Company incorporated by reference to exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1995.

  10.20.+ Asset Purchase Agreement by and between ON Technology Corporation and Elron Software, Inc. dated October 29, 1997, incorporated by reference to the exhibit to the Company's Current Report on Form 8-K as filed on January 9, 1998.

  21.0.      Subsidiaries of the registrant.

  23.1.      Consent of Arthur Andersen LLP.

  27.0.      Financial Data Schedule

* Management contracts or compensatory plans or arrangments covering executive officers or directors of ON Technology Corporation.
+  Previously filed.