Form 10-K/A
period 1996-12-31
ON TECHNOLOGY CORP
filed 1998-05-07
CIK 925288

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                  FORM 10-K/A
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

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

                                 YES  X    NO
                                    -----    ----

EXPLANATORY NOTE

This amendment amends the form 10-K filed with the Securities and Exchange Commission on March 30, 1997. Item 7 and 14 have been changed.

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

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain financial data as percentages of the Company's total revenue:

                                                          YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                                  1994             1995              1996
                                           ---------------------------------------------------
Revenue:
     Net product revenue                              97.7%             98.3%             96.9%
     Other revenue                                     2.3               1.7               3.1
                                           ---------------------------------------------------
       Total revenue                                 100.0             100.0             100.0
                                           ---------------------------------------------------
Operating expenses:
     Cost of product revenue                          26.0              18.6              23.1
     Sales and marketing                              41.9              47.6              46.6
     Research and development                         20.4              15.9              18.3
     General and administrative                        9.0               7.2               8.5
     Charge for purchased R&D                         18.2                --              25.6
     Charge for restructuring                           --                --              10.5
                                           ---------------------------------------------------
(Loss) income from operations                        (15.5)             10.7             (32.6)
                                           ---------------------------------------------------
Interest (expense) income, net                        (0.3)              1.3               2.2
                                           ---------------------------------------------------
Net (loss) income before provision for
 income taxes                                        (15.8)             12.0             (30.4)
                                           ---------------------------------------------------
Provision for income taxes                              --              (3.7)              (.2)
                                           ---------------------------------------------------
Net (loss) income                                   (15.8)%              8.3%           (30.6)%
                                           ===================================================

NET PRODUCT REVENUE. The Company's net product revenue is derived primarily from the licensing of software products. Net product revenue also includes revenue from catalog sales of third party products and catalog advertising space. The Company sells advertising space in its catalog for cash or receives third party advertised product. Revenue for catalog advertising space for cash sales is recognized the day the catalog is mailed to customers. Revenue for third party advertised product received is recognized as each item is sold. Revenue from catalog advertising sales that was recognized upon sale of third party products for the years ended December 31, 1994, 1995 and 1996 was $1.3 million, $2.4 million and $2.5 million, respectively. Net product revenue increased 72.0% from 1994 to 1995, and 15.6% from 1995 to 1996, due primarily to the increase in volume of sales of communications and new network management software to new customers and to customers upgrading existing licenses. In addition, net product revenue for the first six months of 1994 includes the recognition of approximately $1.5 million of product revenue relating to products shipped in 1993 for which the Company had significant customer obligations which were satisfied by the shipment of a final product version in the first quarter of 1994.

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


CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT. In connection with the acquisition of DaVinci in 1994, the Company allocated $4.7 million of the purchase price to incomplete research and development projects. In connection with the acquisitions of neTrend Corporation, Leprechaun Software International, Ltd. and the LAN Software business from Technocom plc in 1996, the Company allocated an aggregate of $13.3 million of the respective purchase prices to
incomplete research and development projects.   These costs were expensed as of
the acquisition dates and the allocations represent the estimated fair values related to the incomplete projects determined by appraisals using appropriate assumptions and valuation techniques. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in these acquisitions have required substantial additional development by the Company. The neTrend technology was acquired in January 1996 and a limited product based on the acquired technology was shipped in June 1996. Development continued in the product throughout 1996 and into 1997.

The product development investment made by the Company in the neTrend technology from the date of acquisition is estimated to be approximately $1.7 million. The Leprechaun technology was acquired in January 1996 and is being developed into 1997. The investment in product development made by the Company in the Leprechaun technology from the date of acquisition into 1997 is estimated to be approximately $1.4 million. The research and development projects included in the assets purchased from the Technocom plc are not expected to be material to the operation of the Company.

CHARGE FOR RESTRUCTURING. On August 6, 1996, the Company announced that it had implemented a reorganization of its operations and a restructuring plan (the "Plan"). The Plan included write-offs and write-downs of certain assets, including accruing the costs related to a significant reduction in the Company's work force, primarily in the technical support and sales and marketing departments, and the de-emphasis of certain product lines, resulting in a non-recurring charge of $5.4 million. Included in the Plan was an inventory write-down of $2.0 million which is included in cost of product revenue in accordance with Emerging Issues Task Force (EITF) 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.

The following are the significant components of the $5.4 million charge for restructuring:

Employee severance, benefits and related costs                                    $1.5

Write-off and write-down of assets to net realizable value excluding inventory     3.5

Provision for lease loss and related costs in closing facility                      .4
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

The write-down of assets to net realizable value includes the write-off of certain assets for which there is no future economic benefit to the Company. These costs include approximately $280,000 of equipment at the facility being closed, $1,558,000 million to write-off capitalized direct marketing costs, $764,000 of prepaid expenses consisting of prepaid license fees, royalties and trade show costs, $589,000 of customer deductions and concessions and $397,000 in the write-off of purchased intangibles related to product lines for which the Company announced its plan to cease active pursuit of new customers and to no longer provide technical support to existing customers.

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

                                                                    THREE MONTHS ENDED
                                ---------------------------------------------------------------------------------------
                                  MAR. 31,   JUNE 30,   SEPT 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT 30,   DEC. 31,
                                    1995       1995       1995       1995       1996       1996       1996       1996
                                ---------------------------------------------------------------------------------------
Revenue:
     Net product revenue            $8,637    $10,359    $11,331    $13,054   $ 10,967    $13,405    $12,248    $13,546
     Other revenue                     174        166        168        232        342        421        389        474
       Total revenue                 8,811     10,525     11,499     13,286     11,309     13,826     12,637     14,020
                                ---------------------------------------------------------------------------------------
Operating expenses:
     Cost of product revenue         1,719      1,975      2,093      2,412      2,770      2,520      4,423      2,238
     Sales and marketing             4,265      5,044      5,440      6,235      5,471      6,577      6,172      5,953
     Research and development        1,600      1,706      1,774      1,934      1,965      2,317      2,493      2,681
     General and administrative        744        731        798        911        947      1,142      1,102      1,217
     Charge for purchased R&D           --         --         --         --     13,285         --         --         --
     Charge for restructuring           --         --         --         --         --         --      5,415         --
                                ---------------------------------------------------------------------------------------
Income (loss ) from operations         483      1,069      1,394      1,794    (13,129)     1,270     (6,968)     1,931
                                ---------------------------------------------------------------------------------------
Interest (expense) income, net         (26)       (26)       214        392        342        282        259        250
                                ---------------------------------------------------------------------------------------
Net income (loss) before
 provision for income taxes            457      1,043      1,608      2,186    (12,787)     1,552     (6,709)     2,181
                                ---------------------------------------------------------------------------------------
(Provision)  benefit for income
 taxes                                (140)      (320)      (492)      (670)      (327)      (112)       483       (141)
                                ---------------------------------------------------------------------------------------
Net income (loss)                   $  317    $   723    $ 1,116    $ 1,516   $(13,114)   $ 1,440    $(6,226)   $ 2,040
                                =======================================================================================

The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for each of the eight quarters in the period ended December 31, 1996:

                                                                    THREE MONTHS ENDED
                                ---------------------------------------------------------------------------------------
                                  MAR. 31,   JUNE 30,   SEPT 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT 30,   DEC. 31,
                                    1995       1995       1995       1995       1996       1996       1996       1996
                                ---------------------------------------------------------------------------------------
Revenue:
     Net product revenue              98.0%      98.4%      98.5%      98.3%      97.0%      97.0%      96.9%      96.6%
     Other revenue                     2.0        1.6        1.5        1.7        3.0        3.0        3.1        3.4
                                ---------------------------------------------------------------------------------------
       Total revenue                 100.0      100.0      100.0      100.0      100.0      100.0      100.0      100.0
                                ---------------------------------------------------------------------------------------
Operating expenses:
     Cost of product revenue          19.5       18.8       18.2       18.2       24.5       18.2       35.0       16.0
     Sales and marketing              48.4       47.9       47.3       46.9       48.4       47.6       48.8       42.5
     Research and development         18.2       16.2       15.5       14.6       17.4       16.8       19.7       19.1
     General and administrative        8.4        6.9        6.9        6.9        8.3        8.3        8.7        8.7
     Charge for purchased R&D           --         --         --         --      117.5         --         --         --
     Charge for restructuring           --         --         --         --         --         --       42.9         --
                                ---------------------------------------------------------------------------------------
Income (loss ) from operations         5.5       10.2       12.1       13.4     (116.1)       9.1      (55.1)      13.8
                                ---------------------------------------------------------------------------------------
Interest (expense) income, net        (0.3)      (0.3)       1.9        3.0        3.0        2.1        2.0        1.8

Net income (loss) before
 provision for income taxes            5.2        9.9       14.0       16.4     (113.1)      11.2      (53.1)      15.6
                                ---------------------------------------------------------------------------------------

(Provision) benefit for income
 taxes                                (1.6)      (3.0)      (4.3)      (5.0)      (2.9)       (.8)       3.8       (1.0)
                                ---------------------------------------------------------------------------------------
Net income (loss)                      3.6%       6.9%       9.7%      11.4%   (116.0)%      10.4%    (49.3)%      14.6%
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

     Net cash provided by (used in) operating activities for the years ended December 31, 1994, 1995 and 1996 was $1.2 million, $(265) thousand and $(656)
thousand, respectively. In 1994, net cash provided by operating activities consisted of a $4.1 million net loss which was the result of a $4.7 million charge for incomplete research and development relating to the acquisition of DaVinci, a $2.4 million increase in accounts receivable, a $712 thousand increase in direct marketing costs and a $1.4 million decrease in deferred revenue offset by an increase of $1.9 million in accounts payable, $1.4 million in accrued expenses and $1.2 million in the reserve for distributor inventory. The increase in the reserve for distributor inventory represents the Company's estimate of product paid for by distributors that will be returned. In 1995, net cash used in operating activities consisted of approximately $3.7 million of net income from operations, a $311 thousand decrease in accrued expenses, a $91 thousand decrease in accounts payable, a $2.0 million increase in accounts receivable, a $279 thousand decrease in reserve for distributor inventory, and a $2.0 million increase in inventories. The increase in inventories was due primarily to new product introductions, increased stocking levels as a result of increased revenue and related unit shipments, and procedures put in place by the Company during 1995 to help ensure more complete availability of product in
stock.   In 1996, net cash used in operating activities consisted of approximately $15.9 million net loss from operations which was the result of a $13.3 million charge for incomplete research and development relating to the acquisitions of Leprechaun Software International, Ltd., neTrend Corporation and the LAN software business from Technocom, plc, a $3.0 million charge for restructuring, depreciation and amortization of $3.2 million, offset by an increase in accounts receivable of $3.2 million and increase in prepaid assets of $1.4 million.

     Net cash used in investing activities for the years ended December 31, 1994, 1995 and 1996 was $6.1 million, $611 thousand and $9.5 million, respectively. This primarily reflects purchases of property and equipment of $374 thousand, $1.2 million, and $4.5 million, respectively, and direct costs of the acquisition of DaVinci of $5.0 million in 1994 and of Leprechaun Software International, Ltd., neTrend Corporation, and the LAN software business from Technocom plc of $628 thousand, $2.2 million, and $2.0 million, respectively. While the Company expects capital expenditures to increase as revenue and the number of employees increases, there are currently no plans to change the Company's current pattern of investment in property and development on either a long or short term basis.

     Net cash (used in) provided by financing activities for the years ended December 31, 1994, 1995 and 1996 was $7.6 million, $31.4 million and ($2.6)
million, respectively. In 1994, this was the result of multiple private placements of capital stock of $8.5 million, borrowings under the line of credit
of $562 thousand,   payments under the line of credit of $1.2 million and
principal repayments on obligations of capital leases of $280 thousand. In 1995, this was a result of principal repayments on obligations of capital leases of $869 thousand, and $31.6 million in net proceeds from the issuance of common stock from the initial public offering in August 1995. In 1996, this was a result of principal repayments on obligations of capital leases of $1.2 million and the purchase of treasury stock of $1.6 million.

  On January 24, 1997, the Company acquired the stock of Purview Technologies, Inc. , a development stage company engaged in Internet usage monitoring software development. The Company paid $1million in cash and issued 205,712 shares of its common stock. The aggregate purchase price including estimated direct acquisition costs was approximately $2.3 million. This transaction will be accounted for as a purchase in accordance with APB No. 16.

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

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                         December 31,
                                                                    ------------------------------------------------------
                                                                              1996                          1995
                                                                    -----------------------      -------------------------
ASSETS
Current Assets:
Cash and cash equivalents                                             $              20,774        $                33,338
Accounts receivable, net of allowance
      of $1,191 and $605, respectively                                                9,852                          6,377
Inventories                                                                           2,323                          2,834
Prepaid expenses and other current assets                                             2,537                          1,374
                                                                    -----------------------      -------------------------
      Total current assets                                                           35,486                         43,923
                                                                    -----------------------      -------------------------
Property and Equipment, at cost:
Computers and equipment                                                               6,226                          2,173
Equipment under capital leases                                                        3,895                          3,804
Furniture and fixtures                                                                  247                            133
Less-Accumulated depreciation and amortization                                        4,527                          2,069
                                                                    -----------------------      -------------------------
                                                                                      5,841                          4,041
                                                                    -----------------------      -------------------------

Direct marketing costs                                                                1,067                          1,554
Other assets and deposits                                                                86                            127
Purchased intangibles, net of  $1,261 and $993
      of accumulated amortization, respectively                                       1,662                            528
                                                                    -----------------------      -------------------------
                                                                      $              44,142        $                50,173
                                                                    =======================      =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations                          $               1,063        $                 1,143
Accounts payable                                                                      5,619                          3,392
Accrued expenses                                                                      2,252                          2,265
Reserve for distributor inventories                                                     204                            934
Deferred revenue                                                                      1,001                            627
                                                                    -----------------------      -------------------------
      Total current liabilities                                                      10,139                          8,361
                                                                    -----------------------      -------------------------
Capital lease obligations, net of current portion                                       510                          1,506
                                                                    -----------------------      -------------------------

Commitments (Note 7)

Stockholders' Equity:
Common stock, $.01 par value - Authorized - 20,000,000 shares
      Issued and outstanding - 11,008,243 shares and
        10,180,024 shares,  respectively                                                110                            102
Additional paid-in capital                                                           55,637                         45,051
Accumulated deficit                                                                 (20,354)                        (4,493)
Accumulated deficit of S corporation                                                   (354)                          (354)

Cumulative translation adjustment                                                       88                            ---
Treasury stock  (257,867 shares at cost)                                            (1,634)                           ---
                                                                    -----------------------      -------------------------
      Total stockholders' equity                                                     33,493                         40,306
                                                                    -----------------------      -------------------------
                                                                      $              44,142        $                50,173
                                                                    =======================      =========================

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Year ended December 31,
                                                    ------------------------------------------------------------------
                                                            1996                   1995                   1994
                                                    --------------------    -------------------    -------------------
Revenue:
Net product revenue                                   $           50,165      $          43,381      $          25,240
Other revenue                                                      1,627                    740                    588
                                                    --------------------    -------------------    -------------------

                  Total revenue                                   51,792                 44,121                 25,828
                                                    --------------------    -------------------    -------------------

Operating expenses:

Cost of product revenue                                           11,951                  8,199                  6,716
Sales and marketing                                               24,176                 20,984                 10,824
Research and development                                           9,456                  7,014                  5,277
General and administrative                                         4,407                  3,184                  2,319
Charge for purchased incomplete research
     and                                                          13,285                    ---                  4,700
     development
Charge for restructuring                                           5,415                    ---                    ---
                                                    --------------------    -------------------    -------------------
                  (Loss) income from
                  operations                                     (16,898)                 4,740                 (4,008)

Interest expense                                                    (250)                  (288)                   (97)
Interest income                                                    1,384                    842                     17
                                                    --------------------    -------------------    -------------------
                  (Loss) income before provision
                  for income taxes                               (15,764)                 5,294                 (4,088)

Provision for income taxes                                           (97)                (1,622)                   (11)
                                                    --------------------    -------------------    -------------------
                  Net (loss) income                   $          (15,861)     $           3,672      $          (4,099)
                                                    ====================    ===================    ===================

Pro forma net (loss)  income per common
     and common equivalent share                      $            (1.46)     $            0.40      $           (0.59)
                                                    ====================    ===================    ===================
Pro forma weighted average number of
     common and
     common
     equivalent
     shares
     outstanding                                              10,853,814              9,086,764              6,951,836
                                                    ====================    ===================    ===================




                  The accompanying notes are an integral part of these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                        STOCKHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS)

                                                Redeemable Convertible Preferred Stock
                                     ------------------------------------------------------------------------  ---------------------
                                             Series A            Series B         Series C                         Common Stock
                                     --------------------  ----------------  -----------------                  --------------------
                                       Number     $.01      Number    $.01     Number    $.01                    Number      $.01
                                         of        Par        of       Par       of       Par                       of        Par
                                       shares     value     shares    value    shares    value        Total       shares     value
                                     -------------------------------------------------------------------------  --------------------
Balance , December 31, 1993              231   $  1,275     1,166    $  1,930       ---    $  ---    $   3,205       3,161   $  31

Sale of Series C redeemable
      convertible preferred stock,
      net of issuance costs of  $25      ---        ---       ---         ---    14,921     8,500        8,500         ---     ---
Exercise of common stock options         ---        ---       ---         ---       ---       ---          ---         377       4
Retirement of common stock               ---        ---       ---         ---       ---       ---          ---          (5)    ---
Accretion of preferred stock dividends   ---         86       ---         ---       ---       397          483         ---     ---
Net loss                                 ---        ---       ---         ---       ---       ---          ---         ---     ---
                                        --------------------------------------------------------------------------------------------
Balance , December 31, 1994              231      1,361     1,166       1,930    14,921     8,897       12,188       3,533      35

Exercise of common stock options         ---        ---       ---         ---       ---       ---          ---         445       4
Accretion of preferred stock dividends   ---         50       ---         ---       ---       397          447         ---     ---
Sale of common stock, net of issuance
        costs of  $1,275                 ---        ---       ---         ---       ---       ---          ---       2,360      24
Conversion of  preferred stock          (231)    (1,411)   (1,166)     (1,930)  (14,921)   (9,294)     (12,635)      3,842      39
 Tax benefit from stock options          ---        ---       ---         ---       ---       ---          ---         ---     ---
Net income                               ---        ---       ---         ---       ---       ---          ---         ---     ---
                                        --------------------------------------------------------------------------------------------
Balance, December 31, 1995               ---        ---       ---         ---       ---       ---          ---      10,180     102

Issuance of common stock in
         connection with acquisitions    ---        ---       ---         ---       ---       ---          ---         727       7
Sale of common stock under the
         Employee Stock Purchase Plan    ---        ---       ---         ---       ---       ---          ---           9     ---
Exercise of common stock options         ---        ---       ---         ---       ---       ---          ---          92       1
Purchase  of treasury stock              ---        ---       ---         ---       ---       ---          ---         ---     ---
Cumulative translation adjustment        ---        ---       ---         ---       ---       ---          ---         ---     ---
Net loss                                 ---        ---       ---         ---       ---       ---          ---         ---     ---
                                        --------------------------------------------------------------------------------------------
Balance, December 31, 1996               ---   $    ---       ---    $    ---       ---    $  ---    $     ---      11,008   $ 110
                                        ============================================================================================
                                                                       Stockholder's Equity (Deficit)
                                            -----------------------------------------------------------------------------------
                                                                                                        Treasury Stock
                                                                                                      ------------------
                                                Additional                 Accumulated     Cumulative   Number
                                                 Paid-in    Accumulated     Deficit of    Translation     of
                                                 Capital     Deficit       S Corporation   Adjustment   shares     Cost    Total
                                            ----------------------------------------------------------------------------------------
Balance , December 31, 1993                   $    225     $  (3,136)        $ (354)        $  --        ---    $    ---  $  (3,234)

Sale of Series C redeemable
      convertible preferred stock,
      net of issuance costs of  $25                (25)          ---            ---            --        ---         ---        (25)
Exercise of common stock options                    (2)          ---            ---            --        ---         ---          2
Retirement of common stock                         ---           ---            ---            --        ---         ---        ---
Accretion of preferred stock dividends             ---          (483)           ---            --        ---         ---       (483)
Net loss                                           ---        (4,099)           ---            --        ---         ---     (4,099)
                                          ------------------------------------------------------------------------------------------
Balance , December 31, 1994                        198        (7,718)          (354)           --        ---         ---     (7,839)

Exercise of common stock options                   148           ---            ---            --        ---         ---        152
Accretion of preferred stock dividends             ---          (447)           ---            --        ---         ---       (447)
Sale of common stock, net of issuance
        costs of  $1,275                        31,623           ---            ---            --        ---         ---      31,647
Conversion of  preferred stock                  12,596           ---            ---            --        ---         ---      12,635
 Tax benefit from stock options                    486           ---            ---            --        ---         ---         486
Net income                                         ---         3,672            ---            --        ---         ---       3,672
                                          ------------------------------------------------------------------------------------------
Balance, December 31, 1995                      45,051        (4,493)          (354)           --        ---         ---      40,306

Issuance of common stock in
         connection with acquisitions           10,351           ---            ---            --        ---         ---      10,358
Sale of common stock under the
         Employee Stock Purchase Plan               93           ---            ---            --        ---         ---          93
Exercise of common stock options                   142           ---            ---            --        ---         ---         143
Purchase  of treasury stock                        ---           ---            ---            --       (258)     (1,634)    (1,634)
Cumulative translation adjustment                  ---           ---            ---            88        ---         ---         88
Net loss                                           ---       (15,861)           ---            --        ---         ---    (15,861)
                                          ------------------------------------------------------------------------------------------
Balance, December 31, 1996                    $ 55,637     $ (20,354)        $ (354)        $  88       (258)   $ (1,634) $  33,493
                                          ==========================================================================================

                  The accompanying notes are an integral part of these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------------------
                                                                   1996                     1995                    1994
                                                              -----------------      ----------------       --------------------
Cash Flows from Operating Activities:
   Net  (loss)  income                                          $       (15,861)       $        3,672          $       (4,099)
Adjustments to reconcile net  (loss) income
to net cash (used in) provided by operating activities

   Charge for purchased incomplete research and development              13,285                   ---                   4,700
   Non-cash charge for restructuring                                      3,048                   ---                     ---
   Depreciation and amortization                                          3,217                 1,880                     837
   Retirements of property and equipment                                    ---                   ---                      48
   Change in direct marketing costs                                      (1,074)                 (842)                   (712)
   Change in net deferred income taxes                                     (481)                  ---                     ---
   Changes in assets and liabilities, net of
    acquisitions:
     Accounts receivable                                                 (3,211)               (1,953)                 (2,382)
     Inventories                                                            524                (2,030)                    (94)
     Prepaid expenses and other current assets                           (1,440)                 (785)                   (160)
     Accounts payable                                                     1,823                   (91)                  1,859
     Accrued expenses                                                       (11)                 (311)                  1,387
     Reserve for distributor inventories                                   (730)                 (279)                  1,213
     Deferred revenue                                                       255                   474                  (1,427)
                                                              -----------------      ----------------       -----------------


 NET CASH  (USED IN)  PROVIDED BY OPERATING ACTIVITIES                     (656)                  (265)                 1,170
                                                              -----------------      -----------------      -----------------

Cash Flows from Investing Activities:
   Escrow receivable                                                        ---                   625                    (625)
   Change in other assets and deposits                                      (27)                    4                     (92)
   Purchase of property and equipment, net                               (4,476)               (1,240)                   (374)
   Purchase of DaVinci Systems Corporation,
     net of cash acquired                                                   ---                   ---                  (4,976)
   Purchase of Leprechaun Software International, Ltd.,
      net of cash acquired                                                 (628)                  ---                     ---
   Purchase of technology from neTrend Corporation                       (2,260)                  ---                     ---
   Purchase of certain assets from Technocom, plc                        (1,963)                  ---                     ---
                                                              -----------------      ----------------       -----------------

        NET CASH USED IN INVESTING ACTIVITIES                            (9,354)                 (611)                 (6,067)
                                                              -----------------      ----------------       -----------------

Cash Flows from Financing Activities:
   Proceeds from sale of redeemable convertible preferred stock             ---                   ---                   8,475
   Exercise of stock options                                                143                   152                       2
   Sale of stock under the Employee Stock Purchase                           93                   ---                     ---
    Plan
   Tax benefit  from stock options                                          ---                   486                     ---
   Purchase of treasury stock                                            (1,634)                  ---                     ---
   Principal repayments on obligation under capital lease                (1,168)                 (869)                   (280)
   Net proceeds from sale of common stock                                   ---                31,647                     ---
   Borrowings under line of credit and demand note payable                  ---                   ---                     562
   Repayments on line of credit and demand note payable                      --                   ---                  (1,165)
                                                             ------------------    ------------------      -------------------

        NET CASH (USED IN)  PROVIDED BY FINANCING
         ACTIVITIES                                                      (2,566)               31,416                   7,594
                                                              -----------------      ----------------       -----------------

   Effect of exchange rates on cash and cash                                 12                   ---                     ---
    equivalents

NET (DECREASE) INCREASE IN CASH AND CASH                                (12,564)               30,540                   2,697
 EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           33,338                 2,798                     101
                                                              -----------------      ----------------       -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $        20,774        $       33,338          $        2,798
                                                              =================      ================       =================

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)
                            (DOLLARS IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------------------
                                                                     1996                      1995                   1994
                                                           -------------------------    -------------------   -------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

Accretion of preferred stock dividends                     $                     ---    $               447   $               483
                                                           =========================    ===================   ===================

Conversion of preferred stock into common stock            $                     ---    $            12,635   $               ---
                                                           =========================    ===================   ===================

Acquisition of equipment under capital leases              $                      91    $             2,124   $             1,233
                                                           =========================    ===================   ===================

Cashless exercise of stock option                          $                     ---    $               ---   $                22
                                                           =========================    ===================   ===================

ACQUISITION OF DAVINCI SYSTEMS CORPORATION
       Fair value of assets acquired                       $                     ---    $               ---   $             6,655
       Liabilities assumed                                                       ---                    ---                (1,479)
       Cash acquired                                                             ---                    ---                  (200)
                                                           -------------------------    -------------------   -------------------

       Cash paid for acquisition and direct costs
       net of cash acquired                                $                     ---    $               ---   $             4,976
                                                           =========================    ===================   ===================

ACQUISITION OF LEPRECHAUN SOFTWARE INTERNATIONAL, LTD.
       Fair value of assets acquired                       $                   1,158    $               ---   $               ---
       Fair value of stock issued                                               (158)                   ---                   ---
       Liabilities assumed                                                      (370)                   ---                   ---
       Cash acquired                                                              (2)                    --                    --
                                                           -------------------------    -------------------   -------------------

      Cash paid for acquisition and direct costs
      net of cash acquired                                 $                     628    $               ---   $               ---
                                                           =========================    ===================   ===================

ACQUISITION OF INTANGIBLE ASSETS FROM
  NETREND CORPORATION AND VIMAL VAIDYA
       Fair value of assets acquired                            $             12,460       $            ---      $            ---
       Fair value of stock issued                                            (10,200)                    --                    --
                                                           -------------------------    -------------------   -------------------

      Cash paid for acquisition and direct costs                $              2,260       $            ---      $            ---
                                                           =========================    ===================   ===================

 ACQUISITION OF  TECHNOCOM PLC.
       Fair value of assets acquired                            $              1,963       $            ---      $            ---


      Cash paid for acquisition and direct costs                $              1,963       $            ---      $            ---
                                                           =========================    ===================   ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for-

         Interest                                               $                205       $            271      $             94
                                                           =========================    ===================   ===================

         Income taxes                                           $              1,302       $            657      $            ---
                                                           =========================    ===================   ===================

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

Inventories

  The Company values inventories at the lower of cost (first-in, first-out) or market. Inventories consist principally of computer software disks, computer hardware, packaging costs and other related purchased computer peripheral items. The components of inventories are as follows:


                                                                         1996                        1995
                                                            -------------------------   -------------------------

Raw Materials........................................          $                  637      $                  444
Finished Goods.......................................                           1,686                       2,390
                                                            -------------------------   -------------------------
                                                               $                2,323      $                2,834
                                                            =========================   =========================


Depreciation

  The Company provides for depreciation by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, using the straight-line method, as follows:

                                                                                         ESTIMATED
                               ASSET CLASSIFICATION                                     USEFUL LIFE
                               --------------------                                ---------------------
Computers and equipment..........................................................        3-7 Years
Equipment acquired under capital leases..........................................      Life of lease
Furniture and fixtures...........................................................        5-7 Years

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

         Current assets...........................................        $1,014
         Property and equipment...................................           153
         Purchased intangible assets, including acquired                     788
         technology...............................................
         Purchased incomplete research and development............         4,700
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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(3)  ACQUISITIONS IN 1996

Acquisition  of Leprechaun Software International, Ltd.

  On March 6, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Leprechaun Software International, Ltd., a company engaged in the development of an antivirus software product. The aggregate purchase price including direct acquisition costs of $1,158 was allocated based on fair value of the tangible and intangible assets acquired as follows:

         Current assets...........................................            $   51
         Property and equipment...................................                13
         Purchased intangible assets, including acquired                         157
         technology...............................................
         Purchased incomplete research and development............               937
                                                                       -------------

                                                                              $1,158
                                                                       =============

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

         Acquired technology......................................            $   676
         Purchased incomplete research and development............             11,784
                                                                      ---------------
                                                                              $12,460
                                                                      ===============

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

  On March 29, 1996 the Company acquired certain assets of Technocom plc's LAN software distribution business. The aggregate purchase price including direct acquisition costs of $1,963 was allocated based on the fair value of the tangible and intangible assets acquired as follows:

         Property and equipment...................................           $  110
         Purchased intangible assets, including acquired                      1,289
         technology...............................................
         Purchased incomplete research and development............              564
                                                                         ----------
                                                                             $1,963
                                                                         ==========

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

The components of the provision for income taxes are as follows:

                                                         1996               1995              1994
                                                    --------------     ---------------    --------------
Current
    Federal.............................               $       735       $       1,092       $         7
    State...............................                       444                 530                 4
                                                    --------------     ---------------    --------------
                                                             1,179               1,622                11
Deferred
    Federal.............................                      (675)                ---               ---
    State...............................                      (407)                ---               ---
                                                               ---                ---                ---
                                                            (1,082)                ---               ---
                                                    --------------     ---------------    --------------
                                                       $        97       $       1,622       $        11
                                                    ==============     ===============    ==============

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

                                                              1996                   1995
                                                        -----------------     ------------------
Deferred tax asset ---
   Accounts receivable allowance.................        $            479       $            218
   Inventory reserve.............................                   1,215                    322
   Purchased intangibles.........................                   5,910                    680
   Reserve for distributor inventories...........                      82                    336
   Other temporary differences...................                     461                    187
   Net operating loss and tax credit                                  571                    482
   carryforwards.................................
                                                                    8,718                  2,225
                                                        -----------------     ------------------
Deferred tax liability---
   Direct marketing costs and prepaid expenses...                    (535)                  (308)
                                                        -----------------     ------------------
Valuation allowance                                                (7,702)                (1,917)
                                                        -----------------     ------------------
                                                         $            481       $            ---
                                                        =================     ==================

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

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                                    1996       1995       1994
                                                                                 ---------- ----------- --------
Federal Statutory Rate...........................................................  (34.0%)     34.0%     (34.0%)
State taxes, net of federal benefit..............................................   (6.2%)      6.6%      (5.1%)
Recognition of net operating loss carryforwards and deferred provision...........   39.6%     (10.0%)     38.9%
                                                                                 ---------- ----------- --------
Effective tax rate...............................................................    0.6%      30.6%       0.2%
                                                                                 ========== =========== ========

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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (dollars in thousands, except per share data)

(7)  LONG-TERM OBLIGATIONS AND COMMITMENTS -(CONTINUED)

The approximate minimum annual lease payments under both the operating and capital leases are as follows:

                                                                            OPERATING                  CAPITAL
                                                                             LEASES                    LEASES
                                                                   ---------------------     ---------------------

1997...............................................................  $             1,670       $             1,164
1998...............................................................                1,513                       503
1999...............................................................                1,165                        28
2000...............................................................                  326                         0
Thereafter.........................................................                  976                         0
                                                                   ---------------------     ---------------------

                                                                     $             5,650                     1,695
                                                                   =====================

Less --- Amount representing interest..............................                                            122
                                                                                             ---------------------
Present value of minimum lease payments............................                                          1,573
Less --- Current portion...........................................                                          1,063
                                                                                             ---------------------

                                                                                               $               510
                                                                                             =====================

  Total rental expense included in the accompanying consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 was $1,418, $846 and $486, respectively.

The amount of equipment under capital lease and the related accumulated amortization are as follows:

                                                                    1996                   1995
                                                           -----------------     ------------------

    Equipment acquired under capital lease                   $         3,895       $          3,804
    Accumulated amortization..............                            (2,559)                (1,300)
                                                           -----------------     ------------------

    Net equipment acquired under capital                     $         1,336       $          2,504
    lease.................................
                                                           =================     ==================

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

        1997.....................................................                   $ 2,105
        1998.....................................................                     3,050
        1999.....................................................                     3,900
        2000.....................................................                       500
        2001.....................................................                       500
        Thereafter...............................................                     2,000
                                                                       --------------------

                                                                                    $12,055
                                                                       ====================

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

Stock Split

  On May 18, 1995, the Board of Directors approved a one-for-six reverse stock split. Accordingly, all shares of common stock and the conversion ratio of preferred stock have been retroactively adjusted in the accompanying consolidated financial statements for all periods presented to reflect these split.

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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(9)  STOCK OPTION PLANS-(CONTINUED)

Stock option activity for the option plans was as follows:

                                                                                                 WGHT AVG
                                              NUMBER                                             EXERCISE
                                                OF                    EXERCISE PRICE               PRICE
                                              SHARES                 RANGE PER SHARE             PER SHARE
                                           ------------      --------------------------------  --------------
   Outstanding, December 31, 1993........    1,009,099         $    .0307   -    $     1.2600    $      .2259
   Granted...............................      638,502              .5040   -          2.4600          2.1185
   Exercised.............................     (376,874)             .0307   -           .9600           .0349
   Terminated............................     (192,286)             .5040   -          2.4600          1.7355
                                         -------------     --------------------------------------------------

   Outstanding, December 31, 1994........    1,078,441              .0307   -          2.4600          1.1685
   Granted...............................      308,607             2.4600   -         17.5000         10.7900
   Exercised.............................     (444,878)             .0307   -          9.0000           .3412
   Terminated............................     (318,446)             .5040   -         16.1250          2.0496
                                         -------------     --------------------------------------------------

   Outstanding, December 31, 1995........      623,724              .0307   -         17.5000          5.6373
   Granted...............................      603,217             5.1250   -         16.7500          8.8626
   Exercised.............................      (91,795)             .5040   -          9.0000          1.5642
   Terminated............................     (112,240)             .5040   -         16.1250          8.6597
                                         -------------     --------------------------------------------------

   Outstanding, December 31, 1996........    1,022,906         $    .0307   -    $    17.5000    $     7.5710
                                         =============     ==================================================

   Exercisable, December 31, 1996........      186,721         $    .0307   -    $    17.5000    $     5.2891
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


                                                                    1996                     1995
                                                          ---------------------    ----------------------

Risk-free interest rate..............................                      6.34%                     6.50%
Expected dividend yield..............................                       ---                       ---
Expected lives.......................................                         7                         7
Expected volatility..................................                     73.56%                    73.56%

  Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net (loss) income and pro forma net (loss) income per share would have been reduced to the following pro forma amounts:


                                                                     1996                     1995
                                                           ---------------------    ----------------------

Net (Loss) Income.........................  As Reported                  (15,861)                    3,672
                                            Pro Forma                    (16,846)                    3,378
Net (Loss) Income Per Share...............  As Reported                    (1.46)                     0.40
                                            Pro Forma                      (1.55)                      .37

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

(11)  ACCRUED EXPENSES

  Accrued expenses consisted of the following:

                                                                    1996                 1995
                                                           -----------------    ------------------

    Payroll and payroll related...........                   $           691      $            564
    Royalties.............................                               240                   511
    Other.................................                             1,321                 1,190
                                                           -----------------    ------------------

                                                             $         2,252      $          2,265
                                                           =================    ==================


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

SIGNATURES

  Pursuant to the requirements of section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


Date:  May 1, 1998

                                     ON TECHNOLOGY CORPORATION



Name:  John M. Bogdan         By:       /s/ John M. Bogdan
                                     ------------------------------
                              Title: Vice President of Finance
                                     and Chief Financial Officer


Name:  Herman DeLatte         By:       /s/ Herman DeLatte
                                     ------------------------------
                              Title: President and
                                     and Chief Executive Officer