Form 10-Q
period 1998-03-31
ON TECHNOLOGY CORP
filed 1998-05-15
CIK 925288

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended 31 March 1998


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


                    YES     X          NO
                           ---              ----


12,240,359 shares of the registrant's Common stock, $0.01 par value, were outstanding as of May 13, 1998.


                       THIS DOCUMENT CONTAINS 23 PAGES.
                       THE EXHIBIT INDEX IS ON PAGE 21.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES



                           FORM 10-Q, March 31, 1998


                              CONTENTS



Item Number                                                              Page
-----------                                                              ----

                        PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

             Balance sheets:
             March 31, 1998 and December 31, 1997                          3

             Statements of operations:

             Three months ended March 31, 1998 and 1997                    4

             Statements of cash flows:

             Three months ended March 31, 1998 and 1997                    5
             Notes to condensed consolidated financial statements        6-7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8-18



                          PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings                                                19

Item 2.  Changes in Securities                                            19

Item 3.  Defaults Upon Senior Securities                                  19

Item 4.  Submission of Matters to a Vote of Security Holders              19

Item 5.  Other Information                                                19

Item 6.  Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                20

EXHIBIT INDEX                                                             21

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (unaudited)

                                                                      MARCH 31,        DECEMBER  31,
                                                                        1998               1997
                                                                      ---------        -------------
ASSETS
Current Assets:
Cash and cash equivalents                                              $12,293            $  6,679
Accounts receivable, net of allowance for doubtful accounts and
 sales returns of $1,800  and $2,975, respectively                       2,630               2,970
Inventories                                                                149                 267
Prepaid expenses and other current assets                                1,813               2,508
Assets held for sale                                                       ---               1,755
                                                                      --------            --------
     Total current assets                                               16,885              14,179
                                                                      --------            --------
Property and equipment, at cost:
Computers and equipment                                                  2,863               2,892
Equipment acquired under capital leases                                  2,441               2,443
Furniture and fixtures                                                     240                 292
                                                                      --------            --------
Less - Accumulated depreciation                                          3,668               3,477
                                                                      --------            --------
                                                                         1,876               2,150
                                                                      --------            --------
Other assets and deposits                                                   81                  81
Purchased intangibles, net of $1,197  and $1,106 of accumulated
   amortization, respectively                                              848                 972
                                                                      --------            --------
                                                                        19,690              17,382
                                                                      ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of capital lease obligations                               216                 356

Accounts payable                                                         3,530               5,072
Accrued expenses                                                         3,135               3,719
Reserve for distributor inventories                                        238                 216
Deferred revenue                                                         1,200               1,013
                                                                      --------            --------
    Total current liabilities                                            8,319              10,376
                                                                      --------            --------
Capital lease obligations, net of current portion                          ---                  10
                                                                      --------            --------
Stockholders' Equity:
Common stock, $.01 par value  Authorized - 20,000,000 shares

   Issued and outstanding 12,241,920, shares and 12,223,213
   shares, respectively                                                    122                 122
Additional paid in capital                                              62,685              62,665
Deferred compensation                                                     (131)               (229)
Accumulated deficit                                                    (51,140)            (55,480)
Cumulative translation adjustment                                         (118)                (35)
Treasury stock (15,000 and 257,867 shares at cost, respectively)           (47)                (47)
                                                                      --------            --------
          Total stockholders' equity                                    11,371               6,996
                                                                      --------            --------
                                                                      $ 19,690            $ 17,382
                                                                      ========            ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                  (unaudited)


                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                          ------------------
                                                        1998               1997
                                                      --------           --------
Revenue:
--------
Net product revenue                                $     3,123          $   11,460
Other revenue                                            1,052               1,033
                                                   -----------          ----------
       Total revenue                                     4,175              12,493
                                                   -----------          ----------
Operating expenses:
-------------------
Cost of product revenue                                    873               2,076
Sales and marketing                                      2,411               6,306
Research and development                                 2,328               3,138
General and administrative                                 784               1,088
Charge for purchased research
  and development                                          ---              15,898
Gain on sale of assets                                  (6,518)                ---
                                                   -----------          ----------
     Income ( loss) from operations                      4,297             (16,013)
                                                   -----------          ----------
Interest income, net                                        40                 122
                                                   -----------          ----------
     Income (loss) before provision
       For income taxes                                  4,337             (15,891)
                                                   -----------          ----------
Provision for income taxes                                 ---                 ---
                                                   -----------          ----------
        Net income ( loss)                         $     4,337          $  (15,891)
                                                   ===========          ==========
Basic earnings per share                           $      0.35          $    (1.35)
                                                   ===========          ==========
Diluted earnings per share                         $      0.35          $    (1.35)
                                                   ===========          ==========
Basic shares used in per share calculation          12,220,178          11,725,000
                                                   ===========          ==========
Diluted shares used in per share calculation        12,400,303          11,725,000
                                                   ===========          ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                         THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                  --------------------------
                                                                    1998              1997
                                                                  --------          --------
Cash Flows from Operating Activities
   Net income (loss)                                             $ 4,337            $(15,891)
Adjustments to reconcile net loss
to net cash used in operating activities
   Charge for purchased research and development                     ---              15,898
   Gain on sale of assets                                         (6,518)                ---
   Amortization of deferred compensation                              98                 ---
   Depreciation and amortization                                     289               1,078
   Change in direct marketing costs                                  ---                 (26)
Changes in assets and liabilities:
     Accounts receivable                                             309                 318
     Inventories                                                     116                (185)
     Prepaid expenses and other current assets                       696                 (46)
     Accounts payable                                             (1,528)              1,852
     Accrued expenses                                               (582)             (2,096)
     Reserve for distributor inventory                                22                (104)
     Deferred revenue                                                193                (757)
                                                                 -------            --------
        Net cash provided by (used in) operating activities       (2,569)                 41
                                                                 -------            --------
Cash Flows From Investing Activities
   Change in other assets and deposits                               ---                  (1)
   Purchase of property and equipment, net                            64                (540)
   Purchase of Purview Technologies, Inc., net of
    cash acquired                                                    ---              (1,228)
   Purchase of csd Software GmbH, net of cash acquired               ---              (5,770)
   Net proceeds from assets held for sale, net of deal costs       8,273                 ---
                                                                 -------            --------
        Net cash provided by (used in) investing activities        8,337              (7,539)
                                                                 -------            --------
Cash Flows From Financing Activities
   Exercise of stock options                                           2                  38
   Stock purchase through ESPP                                        20                   4
   Principal repayments on obligation under capital lease           (148)               (277)
                                                                 -------            --------
        Net cash used in financing activities                       (126)               (235)
                                                                 -------            --------
Net effect of exchange rates on cash & cash equivalents              (28)                (34)
Net decrease in cash and cash equivalents                          5,614              (7,767)
Cash and cash equivalents, beginning of period                     6,679              20,774
                                                                 -------            --------
Cash and cash equivalents, end of period                         $12,293            $ 13,007
                                                                 =======            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for -
         Interest paid                                           $    23            $     40
                                                                 =======            ========
         Income taxes paid                                       $     0            $    326
                                                                 =======            ========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FORM 10-Q, March 31, 1998
                (dollars in thousands, except per share amount)
                                  (unaudited)


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

2.  Earnings (loss) per Share
    -------------------------

          The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 "SFAS 128" "Earnings Per Share." Basic earnings per share in calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options that could share in the earnings of the Company.

          Basic and diluted EPS as required by SFAS 128, are as follows:

                                                                        Three Months
                                                                       Ended March 31,
                                                            -----------------------------------
                                                                  1998                 1997
                                                            ---------------     ---------------
Net Income (loss)                                         $           4,337     $       (15,891)

Basic weighted average shares outstanding                        12,220,178          11,725,000
Weighted average common equivalent shares                           180,125                 ---

Diluted weighted average shares outstanding                      12,400,303          11,725,000
                                                            ===============     ===============

 Basic earnings per share                                $             0.35     $         (1.35)
                                                            ===============     ===============

 Diluted earnings per share                              $             0.35     $         (1.35)
                                                            ===============     ===============

3. New Accounting Pronouncements
   ------------------------

     The Company adopted SFAS 130 "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended March 31, 1998 and March 31, 1997, comprehensive income would be $83 and $29 lower, respectively, than reported net income (loss), due to foreign currency translation adjustments.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 prospectively beginning January 1, 1999. Adoption of this Statement will not have a material impact on the Company's consolidated financial position or results of operations.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. Adoption of this Statement will not have a material impact on the Company's consolidated financial position or results of operations.

4. Gain On Sale of Assets
   ----------------------

          In connection with the Sale of Assets to Elron Software Inc., the Company received net proceeds of $8,823 and incurred $550 of deal costs. As a result of the Sale of Assets that had a carrying value of $1,755 the Company recorded again of $6,518.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

    Management Discussion and Analysis of Financial Condition and Results of
                                   Operations

                           FORM 10-Q, March 31, 1998
                                  (unaudited)



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


RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                              THREE MONTHS ENDED
                                         ------------------------------
                                           MARCH 31,        MARCH 31,
                                             1998             1997
                                           ---------        ---------
Revenue:
     Net product revenue                   74.8 %               91.7 %
     Other revenue                         25.3 %                8.3 %
                                         -----------------------------
       Total revenue                      100.0 %              100.0 %
                                         -----------------------------
Operating expenses:
     Cost of product revenue               20.9 %               16.6 %
     Sales and marketing                   57.7 %               50.5 %
     Research and development              55.8 %               25.1 %
     General and administrative            18.8 %                8.7 %
     Charge for purchased R&D               ---                127.3 %
     Gain on sale of assets              (156.1)%                ---
Income (loss) from operations             102.9 %             (128.2)%
                                         -----------------------------
Interest income, net                        1.0 %                1.0 %
                                         -----------------------------
Net income (loss) before
    Provision for income taxes            103.9 %             (127.2)%
                                         -----------------------------
Provision for income taxes                  ---                  ---
                                         -----------------------------
Net income (loss)                         103.9 %             (127.2)%
                                         =============================

  NET PRODUCT REVENUE. The Company's net product revenue is derived primarily from the licensing of software products. Net product revenue, for the three months ended March 31, 1997, also includes revenue from catalog sales of third party products and catalog advertising space of $179 thousand. For the three months ended March 31, net product revenue decreased $8.4 million (72.7%) from 1997 to 1998, due primarily to products de-emphasized as part of the strategic reorganization and restructurings undertaken in 1997 and the Company's sale of its Network Management and Network Security Business along with the related marketing systems and organization to Elron Software Inc.

  OTHER REVENUE. The Company's other revenue consists of rentals of portions of the Company's customer lists, royalties received in connection with licensing ON's software to third parties and maintenance revenue. For the three months ended March 31, other revenue increased $19 thousand (1.8%) from 1997 to 1998. This increase is primarily attributed to an increase in revenue from maintenance contracts for existing customers. Other revenue decreased in absolute dollars due to the Eltron Transaction.

  COST OF PRODUCT REVENUE. Cost of product revenue primarily consists of expenses associated with product documentation, production and fulfillment costs and royalty fees associated with products that are licensed from third party developers. In addition, cost of product revenue includes the cost of third party products resold through the Company's catalog, the cost of producing the catalog and amortization of purchased intangibles. For the three months ended March 31, cost of product revenue decreased $1.2 million (57.9%) from 1997 to 1998. This decrease was primarily the result of decreased product revenue. As part of the Company's announced reorganization of its operations, the Company has ceased to market, sell, develop and support the anti-virus business and decreased its emphasis on the investment in new customer acquisitions for its groupware businesses. The cost of product revenue decreased in absolute dollars due to the Elron Transaction.

  SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation and benefits paid to sales and marketing personnel and the costs of direct mail and telemarketing campaigns including the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of administering the catalog operation, the costs of public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. For the three months ended March 31, sales and marketing expenses decreased $3.9 million (61.8%) from 1997 to 1998. The decrease in absolute dollars is due to the Elron Transaction.

  RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and the provision of technical support. For the three months ended March 31, research and development expense decreased $810 thousand (25.8%) from 1997 to 1998. The decrease in absolute dollars is due to the Elron Transaction. The Company plans to continue to make significant investments in research and development related to the Company's enterprise client software business.

  GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation, executive support costs, accounting operations, planning, and business development operations. For the three months ended March 31, general and administrative expense decreased $304 thousand (27.9%) from 1997 to 1998. The percentage of general and administrative expense to total revenue increased due to reduced sales resulting from the Elron Transaction.

  CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT. In connection with the acquisitions of Purview Technologies, Inc. and csd Software GmbH during the three months ended March 31, 1997, the Company allocated an aggregate of $15.9 million of the aggregate purchase price for such acquisitions to purchased incomplete research and development projects. Accordingly, these costs were expensed as of the acquisition dates. These allocated costs represent the estimated fair market value related to the incomplete projects as determined by an appraisal. The development of these projects had not reached technological feasibility and the technology had no alternative future use. The technology acquired in these acquisitions has required, and will require, substantial additional development by the Company.

  GAIN ON SALE OF ASSETS. In connection with the Sale of Assets to Elron Software, Inc., the Company received net proceeds of $8.8 million and incurred $550 thousand of deal costs. As a result of the Sale of Assets that had a carrying value of $1.8 million the Company recorded a gain of $6.5 million.

  INTEREST INCOME, NET. Interest income consists primarily of interest expense associated with equipment leases and interest income earned on cash and cash equivalents. For the three months ended March 31, interest income decreased $82 thousand (67.2%) from 1997 to 1998. The decrease is a result of the change in cash available for investment during these two periods.

  INCOME TAXES. The Company recorded a book gain on the Sale of Assets to Elron, however for tax purposes the Company recognized an ordinary loss on this transaction. As a result, no tax provision is required for the three months ended March 31, 1998. There were no tax provision recorded for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its operations to date primarily through cash flow from operations and public and private placements of capital stock. At March 31, 1997 and March 31, 1998, the Company had available cash and cash equivalents of $13.0 million and $12.3 million, respectively. The Company has an unused and available line of credit of $10.0 million with a commercial bank. The Company can borrow under this line of credit up to the greater of $10.0 million or the sum of 80% of qualified domestic accounts receivable and 40% of qualified foreign accounts receivable. Advances pursuant to the line of credit are secured by liens granted on the Company's accounts receivable. At March 31, 1998, the Company did not have an outstanding balance under the line of credit agreement.

  Net cash provided by (used in) operating activities for the three months ended March 31, 1997 and March 31, 1998, was $41 thousand and ($2.7) million, respectively. For the three months ended March 31, 1997, net cash provided by operating activities consisted primarily of a net loss of $15.9 million offset by a charge for purchased research and development of $15.9 million. Additional factors contributing to net cash provided by operating activities included depreciation and amortization of $1.1 million, a decrease in accounts receivable of $318 thousand and accrued expenses of $2.0 million and an increase in accounts payable of $1.9 million. These charges are primarily the result of the acquisitions of Purview Technologies and csd Software GmbH. For the three months ended March 31, 1998, net cash used in operating activities consisted primarily of net income of $4.3 million which is offset by a $6.5 million gain on sale of assets, and net change in operating assets and liabilities of $387 thousand.

  Net cash provided by (used in) investing activities for the three months ended March 31, 1997 and March 31, 1998 was ($7.5) million and $8.3 million, respectively. For the three months ended March 31, 1997, net cash used in investing activities primarily reflects purchases of property and equipment of $540 thousand, and direct costs of the acquisitions of Purview Technologies, Inc. and csd Software GmbH of $1.2 million and $5.8 million, respectively. For the three months ended March 31, 1998 cash provided by investing activities was primarily a result of net proceeds from assets held for sale of $8.3 million.

  Net cash used in financing activities for the three months ended March 31, 1997 and March 31, 1998 was $235 thousand and $126 thousand, respectively. For the three months ended March 31, 1997, net cash used in financing activities consisted of principal repayment on obligations under capital lease of $277 thousand which was partially offset by the exercises of stock options and stock purchases through the Company's Employee Stock Purchase Plan ("ESPP") of $42 thousand. For the three months ended March 31, 1998, net cash used in financing activities consisted of principal repayment on obligations under capital lease of $148 thousand, partially offset by the exercises of stock options and stock purchases through the ESPP of $22 thousand.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


SOME STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT HISTORICAL STATEMENTS (INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING ESTIMATES OF FUTURE REVENUES, OPERATING EXPENSE LEVELS AND SUCH OPERATING EXPENSE LEVELS RELATIVE TO THE COMPANY'S TOTAL REVENUES) CONSTITUTE FORWARD-LOOKING STATEMENTS UNDER THE SAFE HARBOUR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FOLLOWING RISK FACTORS, AMONG OTHER FACTORS (INCLUDING THE ACCURACY OF THE COMPANY'S INTERNAL ESTIMATES OF REVENUE AND OPERATING EXPENSE LEVEL AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION), MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS STATED IN SUCH FORWARD LOOKING STATEMENTS.



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

  Although the Company retains limited rights to the Free Trial Marketing system, the Company's ability to implement a marketing strategy based on the Free Trail Marketing system has been be severely curtailed because the Company no longer has the personnel and infrastructure necessary to support such a strategy. Moreover, the Company has made the strategic decision to limit its Groupware marketing efforts to exclusively selling new seats to its existing customer base, while focusing the majority of its management, financial and technical resources on the its CCM products.


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


     As a result of the Elron Transaction, the Company relies on fewer large customers for its revenue since the target market for CCM products is primarily large corporations. Currently, only one customer accounts for more than 10% of the Company's net revenue. For the twelve months ended December 31, 1997, Deutsche Telekom accounted for $4.5 million, or 52% of net revenue from the Company's current products. For the three months ended March 31, 1998, Deutsche Telecom accounted for $767 thousand, or 18% of net revenue. It is possible that the Company's change in marketing strategy will result in other customers accounting for more than 10% of the Company's net revenues.

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

     The Groupware, and Enterprise Desktop Management software markets are highly fragmented, with products offered by many vendors. In the e-mail market, the Company competes with offerings from software, shareware and freeware developers. Shareware is software that is made available electronically on bulletin boards systems. Shareware users are encouraged to evaluate the software for a short period of time and then either cease using it or pay a license fee. In the group scheduling market, the Company also competes with personal information manager products ("PIMs") that have been enhanced to include some group scheduling features. In addition, the trend toward enterprise-wide communications software solutions may result in a consolidation of the communications software market around a smaller number of vendors who are able to provide all of the necessary software and support capabilities.

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


INDIRECT CHANNELS OF DISTRIBUTION

     The Company markets its products (other than ON Command CCM) through distributors and resellers in addition to its direct sales force. These distributors and resellers also sell other products that are complementary to, or compete with, those of ON. There can be no assurance that these distributors and resellers will not give greater priority to products of other suppliers. They have no long-term obligation to purchase products from the Company. Since the Company's agreements with its distributors provide for a right of return, revenue recognized upon sales to distributors is subject to a reserve for returns. Although management believes that the current reserve balance is adequate. In addition, the Company may be unaware of the nature and scope of
the representations made to customers by these distributors and resellers.   For
example, they could make representations to customers about the Company's current and future products which are inaccurate or incomplete. This could result in the products not meeting the customers' expectations or requirements. Although the Company's agreements with its distributors generally provide the Company with recourse against unauthorized action taken by the distributors, there can be no assurance that the Company could recover adequate compensation to cover the damage caused by an inaccurate representation.


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

     The Company has signed license agreements from users of its CCM products to protect its copyrights and trade secrets in those products. The licenses may not be enforceable under some state laws and the laws of many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology. If the signed license agreements prove to be unenforceable, this may have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations.

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


INTERNATIONAL REVENUE

  For the years ended December 31, 1996 and 1997 and the three months ended March 31, 1998, total revenue from international licenses (license revenue from outside the United States) represented approximately 17%, 37% and 52%, respectively, of the Company's total revenue. The Company expects that international revenue will constitute a significantly greater portion of the Company's total revenue in 1998. Accordingly, a greater percentage of the Company's total revenue will be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue.


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


VARIABILITY OF QUARTERLY OPERATING RESULTS

     The Company's licensing activity and results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include, among other factors the volume and timing of new and repeat orders, the introduction or announcement of new products or product enhancements by ON or third parties, failure to ship trials, changes in response rates to the Company's mailings and telemarketing programs, interruption in the Company's overnight delivery, telephone or internal networks and databases, work stoppages, changes in product prices, changes in operating expenses, changes in product mix, increase in international sales as a percentage of total revenue, seasonality, trends in the computer industry, unavailability of product, potential software viruses and perceived threats thereof, customer order deferrals, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. While to date, the Company has not experienced any work stoppages or unavailability of products, there can be no assurance any of such events will not occur in the future. The occurrence of any such event could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations. Because of the nature of its distribution methods for its Groupware, the Company has virtually no backlog with respect to such products and generally cannot predict when users will license such products. As a result of the longer enterprise sales and product roll-out cycle for CCM, the Company will be better able to assess anticipated customer orders for CCM. Historically, repeat orders have accounted for a significant portion of the Company's total revenue; however, there can be no assurance that the Company will be able to sustain current repeat order rates in the future, in light of the de-emphasis in marketing efforts for the Groupware products. Furthermore, since the Company's cost of total revenue is relatively low and its operating expenses are relatively fixed, any revenue shortfall in a quarter will result in a substantially similar shortfall in net income. In addition, significant quarterly fluctuations in licensing activity will cause significant fluctuations in the Company's cash flows and cash equivalents, accounts receivable and deferred revenue accounts on the Company's balance sheet.

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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, March 31, 1998



                          PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On February 11, 1998, the Company held a special meeting of its stockholders (the "Special Meeting"). At the Special Meeting, the Company submitted a proposal to approve the Elron Transaction.

         The number of shares issued, outstanding and eligible to vote as of the record date of January 5, 1998 was 12,270,820. The votes cast at the Special Meeting were as follows:

                                             Delivered
Votes For    Votes Against      Abstain      Not Voted
---------    -------------      -------      ---------

8,614,526    33,026             14,251      0


Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K


          (a) Exhibits


          The exhibits listed in the accompanying Exhibit Index on page 22 are filed or incorporated by reference as part of this Report.

          (b) Reports on Form 8-K


          The Company filed a current report on Form 8-K dated January 9, 1998 in relation to the Special Meeting and the definitive Proxy Statement for the Special Meeting.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                           FORM 10-Q, March 31, 1998

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ON TECHNOLOGY CORPORATION



                              /s/ Herman De Latte
                              -------------------------------

Date: May 15, 1998            Name:  Herman De Latte
                              Title: Chief Executive Officer



                              /s/ John M. Bogdan
                              -------------------------------

Date: May 15, 1998            Name:  John M. Bogdan
                              Title: Vice President of Finance
                                     and Chief Financial Officer

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                           FORM 10-Q, March 31, 1998



                                 EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------

27.0             Financial Data Schedule