Form 10-Q
period 1998-06-30
ON TECHNOLOGY CORP
filed 1998-08-14
CIK 925288

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended 30 June 1998


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


                    YES     X          NO
                         --------          -------


12,330,644 shares of the registrant's Common stock, $0.01 par value, were outstanding as of August 6, 1998.


                     THIS DOCUMENT CONTAINS   XX   PAGES.
                                            ------
                       THE EXHIBIT INDEX IS ON PAGE XX.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                           FORM 10-Q, June 30, 1998

                                   CONTENTS

Item Number                                                           Page
-----------                                                           ----

                        PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
              Balance sheets:
               June 30, 1998 and December 31, 1997                      3
              Statements of operations:
               Three and six months ended June 30, 1998 and 1997        4
              Statements of cash flows:
               Six months ended June 30, 1998 and 1997                  5
              Notes to condensed consolidated financial statements    6-7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    8-18

                              PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                             19

Item 2.  Changes in Securities                                         19

Item 3.  Defaults Upon Senior Securities                               19

Item 4.  Submission of Matters to a Vote of Security Holders           19

Item 5.  Other Information                                             19

Item 6.  Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                             20

EXHIBIT INDEX                                                          21

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                  (unaudited)

                                                           JUNE 30,                    DECEMBER  31,
                                                             1998                           1997
                                                           --------                    -------------
ASSETS
Current Assets:
Cash and cash equivalents                                  $ 11,289                       $  6,679
Accounts receivable, net of allowance for doubtful
  accounts and sales returns of $1,678  and $2,975,
  respectively                                                2,820                          2,970
Inventories                                                     125                            267
Prepaid expenses and other current assets                       750                          2,508
Assets held for sale                                            ---                          1,755
                                                          ---------                      ---------
  Total current assets                                       14,984                         14,179
                                                          ---------                      ---------
Property and equipment, at cost:
Computers and equipment                                       3,034                          2,892
Equipment acquired under capital leases                       1,392                          2,443
Furniture and fixtures                                          239                            292
                                                          ---------                      ---------
Less  Accumulated depreciation                                2,950                          3,477
                                                          ---------                      ---------
                                                              1,715                          2,150
                                                          ---------                      ---------
Other assets and deposits                                        85                             81
Purchased intangibles, net of $1,313  and $1,106 of
accumulated amortization, respectively                          766                            972
                                                          ---------                      ---------
                                                          $  17,550                      $  17,382
                                                          =========                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations              $      96                      $     356
Accounts payable                                              3,645                          5,072
Accrued expenses                                              2,781                          3,719
Reserve for distributor inventories                             111                            216
Deferred revenue                                              1,074                          1,013
                                                          ---------                      ---------
  Total current liabilities                                   7,707                         10,376
                                                          ---------                      ---------
Capital lease obligations, net of current portion               ---                             10
                                                          ---------                      ---------
Stockholders' Equity:
Common stock, $.01 par value  Authorized - 20,000,000
  shares Issued and outstanding - 12,281,649 shares and
  12,223,213 shares, respectively                               123                            122
Additional paid in capital                                   62,716                         62,665
Deferred compensation                                           ---                           (229)
Accumulated deficit                                         (52,877)                       (55,480)
Cumulative translation adjustment                               (72)                           (35)
Treasury stock (15,000 and 15,000 shares at cost,
  respectively)                                                 (47)                           (47)
                                                          ---------                      ---------
          Total stockholders' equity                          9,843                          6,996
                                                          ---------                      ---------
                                                          $  17,550                      $  17,382
                                                          =========                      =========

The accompanying notes are an integral part of these condensed consolidated financial statements

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                    THREE MONTHS                        SIX MONTHS
                                                    ENDED JUNE 30,                    ENDED JUNE 30,
                                                    --------------                    --------------
                                                1998              1997             1998              1997
                                                ----              ----             ----              ----
Revenue:
--------
Net product revenue                       $     3,768       $   13,137       $    6,891        $   24,597
Other revenue                                   1,242            1,078            2,294             2,111
                                          -----------       ----------       ----------        ----------

       Total revenue                            5,010           14,215            9,185            26,708
                                          -----------       ----------       ----------        ----------

Operating expenses:
-------------------
Cost of product revenue                        1,056             2,306            1,929             4,385
Sales and marketing                            2,580             7,187            4,992            13,494
Research and development                       2,258             3,545            4,586             6,681
General and administrative                       911             1,222            1,694             2,309
Charge for purchased incomplete
  research and development                       ---               ---              ---            15,898
Gain on sale of assets                           ---               ---           (6,518)              ---
                                          -----------       ----------       ----------        ----------
   Income (loss) from operations              (1,795)              (45)           2,502           (16,059)
                                          ----------        ----------       ----------        ----------
Interest income, net                              81                53              121               175
                                          ----------        ----------       ----------        ----------
   Income (loss) before provision
      For income taxes                        (1,714)                8            2,623           (15,884)
                                          -----------       ----------       ----------        ----------
Provision for income
   Taxes                                         (22)             (775)             (22)             (775)
                                          ==========        ==========       ==========        ==========
   Net Income (loss)                      $   (1,736)       $     (767)      $    2,601        $  (16,659)
                                          ==========        ==========       ==========        ==========

Basic earnings (loss) per share           $    (0.14)       $    (0.06)      $     0.21        $    (1.39)
                                          ==========        ==========       ==========        ==========

Diluted earnings (loss) per share         $    (0.14)       $    (0.06)      $     0.21        $    (1.39)
                                          ==========        ==========       ==========        ==========

Basic shares used in
  per share calculation                   12,235,207        12,030,000       12,227,698        11,949,435
                                          ==========        ==========       ==========        ==========

Diluted shares used in
  per share calculation                   12,235,207        12,030,000       12,598,288        11,949,435
                                          ==========        ==========       ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)


                                                                            SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                          --------------
                                                                     1998                1997
                                                                     ----                ----
Cash Flows from Operating Activities
  Net income (loss)                                               $ 2,601           $ (16,659)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities
  Charge for purchased research and development                       ---              15,898
  Gain on sale of assets                                           (6,518)                ---
  Amortization of deferred compensation                               229                 ---
  Depreciation and amortization                                       732               2,267
  Change in direct marketing costs                                    ---                 (73)
  Change in deferred tax asset                                        ---               1,062
Changes in assets and liabilities:
  Accounts receivable                                                 120                (112)
  Inventories                                                         140                (189)
  Prepaid expenses and other current assets                         1,757                (536)
  Accounts payable                                                 (1,318)              2,096
  Accrued expenses                                                   (935)             (2,337)
  Reserve for distributor inventory                                  (105)               (100)
  Deferred revenue                                                     68              (2,215)
                                                                  -------           ---------
    Net cash used in operating activities                          (3,229)               (898)
                                                                  -------           ---------
Cash Flows From Investing Activities
 (Increase) decrease in other assets and deposits                      (3)                 45
 Purchase of property and equipment, net                             (106)             (1,269)
 Purchase of Purview Technologies, Inc., net of cash acquired         ---              (1,228)
 Purchase of csd Software GmbH, net of cash acquired                  (33)             (5,770)
 Net proceeds from assets held for sale, net of deal costs          8,273                 ---
                                                                  -------           ---------
    Net cash provided by (used in) investing activities             8,131              (8,222)
                                                                  -------           ---------
Cash Flows From Financing Activities
  Exercise of stock options                                            34                   8
  Stock purchase through ESPP                                          20                  38
  Purchase of treasury stock                                          ---                 (47)
  Principal repayments on obligation under capital lease             (268)               (556)
                                                                  -------           ---------
    Net cash used in financing activities                            (214)               (557)
                                                                  -------           ---------

Net effect of exchange rates on cash & cash equivalents               (78)                (34)
Net increase (decrease) in cash and cash equivalents                4,610              (9,711)
Cash and cash equivalents, beginning of period                      6,679              20,774
                                                                  -------           ---------
Cash and cash equivalents, end of period                          $11,289           $  11,063
                                                                  =======           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for -
   Interest paid                                                  $    44           $      64
                                                                  =======           =========
   Income taxes paid                                                   22           $     454
                                                                  =======           =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Return of property and equipment under capital equipment -        $ 1,049           $    ---
                                                                  =======           =========

The accompanying notes are an integral part of these condensed consolidated financial statements

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FORM 10-Q, June 30, 1998
                (dollars in thousands, except per share amount)
                                  (unaudited)

1.  Interim Financial Statements
    ----------------------------

         The accompanying consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") without audit (except for the balance sheet information as of December 31, 1997) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form-10Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of June 30, 1998 and December 31, 1997, and results of operations for the three and six months ended June 30, 1998 and June 30, 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Registration Statement on Form 10-K.

2.  Earnings (loss) per Share
    -------------------------

         The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 "SFAS 128", Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution of stock options that could share in the earnings of the Company.

Basic and diluted EPS as required by SFAS 128, are as follows:

(dollars in thousands, except per share data)                          Three Months                    Six Months
                                                                      Ended June 30,                 Ended June 30,
                                                                ------------------------        -----------------------
                                                                   1998           1997             1998          1997
                                                                ------------------------        -----------------------
Net Income (loss)                                               $ (1,736)       $   (767)       $  2,601     $  (16,659)

Basic weighted average shares outstanding                         12,235          12,030          12,228         11,949
Weighted average common equivalent shares                            ---             ---             370            ---
                                                                --------        --------        --------     ----------
Diluted weighted average shares outstanding                       12,235          12,030          12,598         11,949
                                                                ========        ========        ========     ==========

Basic earnings per share                                        $  (0.14)       $  (0.06)       $   0.21     $    (1.39)
                                                                ========        ========        ========     ==========

Diluted earnings per share                                      $  (0.14)       $  (0.06)       $   0.21     $    (1.39)
                                                                ========        ========        ========     ==========

Anti-dilutive securities, that were not included in the
  Above table are as follows:
    Stock Options:                                              $787,780        $930,230        $695,471     $  948,065
                                                                ========        ========        ========     ==========

3.  New Accounting Pronouncements
    -----------------------------

         The Company adopted SFAS 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three and six months ended June 30, 1998, comprehensive income would be $46 higher and $37 lower, respectively than reported net income (loss), due to foreign currency translation adjustments. If presented on the statement of operations for the three and six months ended June 30, 1997, comprehensive income would be $0 and $29 lower, respectively than reported net income (loss), due to foreign currency translation adjustments.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". In February 1998 FASB issued SFAS 132, "Employer's Disclosures about Pensions and other Post-Retirement Benefits". Both SFAS 131 and SFAS 132 are effective fiscal years beginning after December 15, 1997. The Company believes that the adoption of these accounting standards will not have a material impact on the Company's consolidated financial position or results of operations.

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

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement applies to all entities and is effective for all fiscal quarters beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. As of June 30, 1998 and during the quarter then ended, the Company did not hold any derivative instruments or have any hedging activities. The Company does not expect adoption of this Statement to have a significant impact on its financial position or results of operations.

4.  Gain on Sale of Assets
    ----------------------

         In connection with the Sale of Assets to Elron Software Inc., the Company received net proceeds of $8,823 and incurred $550 of deal costs. The Sale of Assets that had a carrying value of $1,755, resulted in a net gain of $6,518, which was recorded in the first quarter of 1998.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
         Management Discussion and Analysis of Financial Condition and
                             Results of Operations
                           FORM 10-Q, June 30, 1998
                                  (unaudited)

OVERVIEW

         ON Technology Corporation and Subsidiaries (the "Company") is engaged in the development, marketing, sales support, and distribution of Groupware and Desktop Management software.

         The Company does not provide forecasts of the future financial performance of the Company. From time to time, however, the information provided by the Company or statements made by its employees may contain forward-looking statements. In particular, statements contained in this Form 10-Q that are not historical statements (including, but not limited to, statements concerning estimates of future revenues, operating expense levels and such operating expense levels relative to the Company's total revenues) constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See "Certain Factors That May Affect Future Results."


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                    ----------------------       ---------------------
                                    JUNE 30,       JUNE 30,      JUNE 30,     JUNE 30,
                                      1998           1997          1998         1997
                                      ----           ----          ----         ----
Revenue:
  Net product revenue                 75.2%          92.4%         75.0%        92.1%
  Other revenue                       24.8%           7.6%         25.0%         7.9%
                                    ----------------------       ---------------------
    Total revenue                    100.0%         100.0%        100.0%       100.0%
                                    ----------------------       ---------------------
Operating expenses:
  Cost of product revenue             21.1%          16.2%         21.0%        16.4%
  Sales and marketing                 51.4%          50.6%         54.3%        50.5%
  Research and development            45.1%          24.9%         49.9%        25.0%
  General and administrative          18.2%           8.6%         18.5%         8.6%
  Charge for purchased R&D             0.0%           0.0%          0.0%        59.5%
  Gain on sale of assets               0.0%           0.0%        (70.9)%        0.0%
                                    ----------------------       ---------------------
Income (loss) from operations        (35.8)%         (0.3)%        27.2%       (60.1)%
                                    ----------------------       ---------------------
Interest income, net                   1.6%           0.4%          1.3%         0.7%
                                    ----------------------       ---------------------
Net income (loss) before
  Provision for income taxes         (34.2)%          0.1%         28.6%       (59.5)%
                                    ----------------------       ---------------------
Provision for income taxes            (0.5)%         (5.5)%        (0.3)%       (2.9)%
                                    ----------------------       ---------------------
Net income (loss)                    (34.7)%         (5.4)%        28.3%       (62.4)%
                                    =====================        =====================

         NET PRODUCT REVENUE. The Company's net product revenue is derived primarily from the licensing of software products. Net product revenue, for the three and six months ended June 30, 1997, also includes revenue from catalog sales of third party products and catalog advertising space of $1.1 million and $2.2 million, respectively. For the three months ended June 30, net product revenue decreased $9.4 million (71.3%) from 1997 to 1998. For the six months ended June 30, net product revenue decreased $17.7 million (72.0%) from 1997 to 1998. The decrease is due primarily to products de-emphasized as part of the strategic reorganization and restructurings undertaken in 1997 and the Company's sale of its Network Management and Network Security Business along with the related marketing systems and organization to Elron Software Inc., in February 1998 (the "Elron Transaction").

         OTHER REVENUE. The Company's other revenue consists of rentals of portions of the Company's customer lists, royalties received in connection with licensing ON's software to third parties, maintenance revenue, training and consulting. For the three and six months ended June 30, other revenue increased $164 thousand (15.2%) and $183 thousand (8.7%), respectively, from 1997 to 1998. This increase is primarily attributed to an increase in revenue from maintenance contracts for existing customers.

         COST OF PRODUCT REVENUE. Cost of product revenue primarily consists of expenses associated with product documentation, production and fulfillment costs and royalty fees associated with products that are licensed from third party developers. In addition, cost of product revenue includes the cost of third party products resold through the Company's catalog, the cost of producing the catalog and amortization of purchased intangibles. For the three and six months ended June 30, cost of product revenue decreased $1.2 million (54.2%) and $2.5 million (56.0%), respectively, from 1997 to 1998. This decrease was primarily the result of decreased product revenue. As part of the Company's announced reorganization of its operations, the Company has ceased to market, sell, develop and support the anti-virus business and decreased cash spent for new customer acquisitions for its groupware businesses. The cost of product revenue decreased in absolute dollars due to the Elron Transaction.

         SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation and benefits paid to sales and marketing personnel and the costs of direct mail and telemarketing campaigns including the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of administering the catalog operation, the costs of public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. For the three and six months ended June 30, sales and marketing expenses decreased $4.6 million (64.1%) and $8.5 million (63.0%), respectively, from 1997 to 1998. The decrease in absolute dollars is due to the Elron Transaction.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and the provision of technical support. For the three and six months ended June 30, research and development expense decreased $1.3 million (36.3%) and $2.1 million (31.4%), respectively, from 1997 to 1998. The decrease in absolute dollars is due to the Elron Transaction. The Company plans to continue to make significant investments in research and development related to the Company's desktop management software business.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation, executive support costs, accounting operations, planning, and business development operations. For the three and six months ended June 30, general and administrative expense decreased $311 thousand (25.5%) and $615 thousand (26.6%), respectively, from 1997 to 1998. The percentage of general and administrative expense to total revenue increased due to reduced sales resulting from the Elron Transaction.

         CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT. In connection with the acquisitions of Purview Technologies, Inc. and csd Software GmbH during the three and six months ended June 30, 1997, the Company allocated an aggregate of $15.9 million of the aggregate purchase price for such acquisitions to purchased incomplete research and development projects. Accordingly, these costs were expensed as of the acquisition dates. These allocated costs represent the estimated fair market value related to the incomplete projects as determined by an appraisal. The development of these projects had not reached technological feasibility and the technology had no alternative future use. The technology acquired in these acquisitions has required, and will require, substantial additional development by the Company.

         GAIN ON SALE OF ASSETS. In connection with the Elron Transaction, the Company received net proceeds of $8.8 million and incurred $550 thousand of direct transaction costs. Pursuant to the Elron Transaction, the Company sold assets that had a carrying value of $1.8 million, and recorded a gain of $6.5 million in the six months ended June 30, 1998.

         INTEREST INCOME, NET. Interest income consists primarily of interest expense associated with equipment leases and interest income earned on cash and cash equivalents. For the three months ended June 30, interest income increased $28 thousand (52.8%) from 1997 to 1998. The increase is due to the improved cash position of the Company resulting from the net proceeds received through the Elron Transaction. For the six months ended June 30, interest income decreased $54 thousand (30.9%) from 1997 to 1998. The decrease is a result of the change in cash available for investment during the first three months of 1998.

         INCOME TAXES. The Company recorded a book gain on the Sale of Assets to Elron; however, for tax purposes the Company recognized an ordinary loss on this transaction. As a result, no tax provision is required for the three and six months ended June 30, 1998. There was a $22 thousand income tax adjustment as a result of prior year review and adjustments. There was a tax provision of $775 thousand recorded for the three and six months ended June 30, 1997. This tax provision was a result of the csd Software GmbH acquisition.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations to date primarily through cash flow from operations, public and private placements of capital stock and net proceeds received from the sale of certain assets to Elron Software. At June 30, 1998, the Company had available cash and cash equivalents of $11.3 million. The Company has an unused and available line of credit of $10.0 million with a commercial bank. The Company can borrow under this line of credit up to the greater of $10.0 million or the sum of 80% of qualified domestic accounts receivable and 40% of qualified foreign accounts receivable. Advances pursuant to the line of credit are secured by liens granted on the Company's accounts receivable. At June 30, 1998, the Company did not have an outstanding balance under the line of credit agreement.

         Net cash used in operating activities for the six months ended June 30, 1997 and June 30, 1998, was $898 thousand and $3.2 million, respectively. For the six months ended June 30, 1997, net used in operating activities consisted primarily of a net loss of $16.7 million offset by a charge for purchased research and development of $15.9 million. Additional factors contributing to net cash used in operating activities included depreciation and amortization of $2.3 million, an increase in accounts receivable of $112 thousand and accounts payable of $2.0 million and a decrease in accrued expenses of $2.3 million. These charges are primarily the result of the acquisitions of Purview Technologies and csd Software GmbH. For the six months ended June 30, 1998, net cash used in operating activities consisted primarily of net income of $2.6 million which is offset by a $6.5 million gain on sale of assets and net change in depreciation and amortization, amortization of deferred compensation and operating assets and liabilities of $689 thousand.

         Net cash provided by (used in) investing activities for the six months ended June 30, 1997 and June 30, 1998 was ($8.2) million and $8.1 million, respectively. For the six months ended June 30, 1997, net cash used in investing activities primarily reflects purchases of property and equipment of $1.3 million, and direct costs of the acquisitions of Purview Technologies, Inc. and csd Software GmbH of $1.2 million and $5.8 million, respectively. For the six months ended June 30, 1998 cash provided by investing activities was primarily a result of net proceeds from assets held for sale of $8.3 million.

         Net cash used in financing activities for the six months ended June 30, 1997 and June 30, 1998 was $557 thousand and $214 thousand, respectively. For the six months ended June 30, 1997, net cash used in financing activities consisted of principal repayment on obligations under capital lease of $556. The exercises of stock options and stock purchases through the Company's Employee Stock Purchase Plan ("ESPP") of $46 thousand was offset through the purchase of treasury stock of $47 thousand. For the six months ended June 30, 1998, net cash used in financing activities consisted of principal repayment on obligations under capital lease of $268 thousand, partially offset by the exercises of stock options and stock purchases through the ESPP of $54 thousand.

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

         Although the Company retains limited rights to the Free Trial Marketing system, the Company's ability to implement a marketing strategy based on the Free Trail Marketing system has been severely curtailed because the Company no longer has the personnel and infrastructure necessary to support such a strategy. Moreover, the Company has made the strategic decision to limit its Groupware marketing efforts to exclusively selling new seats to its existing customer base, while focusing the majority of its management, financial and technical resources on its CCM products.


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


         As a result of the Elron Transaction, the Company relies on fewer large resellers and distributors for its revenue since the target market for CCM products is primarily large corporations. Currently, only one customer accounts for more than 10% of the Company's net revenue. For the twelve months ended December 31, 1997, Deutsche Telekom accounted for $4.5 million, or 52% of net revenue from the Company's current products. For the three and six months ended June 30, 1998, Deutsche Telekom accounted for $884 thousand, or 18% and $1.7 million, or 19%, respectively of net revenue. It is possible that the Company's change in marketing strategy will result in other customers accounting for more than 10% of the Company's net revenues.

TECHNOLOGICAL REQUIREMENTS OF THE CCM PRODUCTS; PRODUCT DEVELOPMENT

         The technological demands of the CCM products require a commitment of significant ongoing financial, technical and personnel resources to product development, training of service technicians and customer training. Because the Company's historical products were not as technologically sophisticated as the CCM products, the Company has not to date made the required investment and has not proven that it can develop and maintain the organization required to support such products. The Company believes that its experience with the CCM products in Europe will provide a valuable base on which to build the necessary financial, technical and personnel resources to sell, market, develop and support the CCM products in North America; however, there can be no assurance that the Company will be able to expand and develop its resources to support CCM products in North America.

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

         The Groupware and Enterprise Desktop Management software markets are highly fragmented, with products offered by many vendors. In the e-mail market, the Company competes with offerings from software, shareware and freeware developers. Shareware is software that is made available electronically on bulletin boards systems. Shareware users are encouraged to evaluate the software for a short period of time and then either cease using it or pay a license fee. In the group scheduling market, the Company also competes with personal information manager products ("PIMs") that have been enhanced to include some group scheduling features. In addition, the trend toward enterprise-wide communications software solutions may result in a consolidation of the communications software market around a smaller number of vendors who are able to provide all of the necessary software and support capabilities.

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

         There has been substantial litigation in the software industry involving intellectual property rights of technology companies, although, to date, the Company has not been subject to any such litigation. Although the Company does not believe that it is infringing the intellectual property rights of others, there can be no assurance that such claims, if asserted, would not have a material adverse effect on the Company's business, condition (financial or otherwise) prospects and results of operations. In addition, as the Company may acquire or license a portion of the software included in its future products from third parties, its exposure to infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of any software being acquired. The Company generally obtains representations as to the origin and ownership of such acquired or licensed software and generally obtains indemnification to cover any breach of such representations. However, there can be no assurance that such representations are accurate or that such indemnification will provide adequate compensation for a breach of such representations. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.

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


INTERNATIONAL REVENUE

        For the years ended December 31, 1996 and 1997 and the three and six months ended June 30, 1998, total revenue from international licenses (license revenue from outside the United States) represented approximately 17%, 37%, 45% and 48%, respectively, of the Company's total revenue. The Company expects that international revenue will constitute a significantly greater portion of the Company's total revenue in the last two fiscal quarter of 1998. Accordingly, a greater percentage of the Company's total revenue will be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue.


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

YEAR 2000 ISSUE

         The Company is currently working to evaluate the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and by the Company's products. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material impact on the Company's financial position, results of operations or cash flows in future periods. However, failure of the Company, its customers or vendors to resolve such processing issues in a timely manner, could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations.

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

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, June 30, 1998


                          PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders


         On April 30, 1998, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, the Company submitted the following proposals: (1) a proposal to elect Christopher A. Risley as a director to serve until the annual meeting in the year 2001 ("Proposal One"); (2) a proposal to approve an amendment to the Company's 1992 Employee and Consultant 3,300,000 to 3,800,000 shares ("Proposal Two"); and (3) a proposal to ratify the Board of Directors selection of Arthur Andersen LLP as the Company's independent auditors ("Proposal Three"). After the Annual Meeting, Messrs. William Hulley, Herman DeLatte, Michael J. Zak and Brian T. Horey continued as directors.

         The number of shares issued, outstanding and eligible to vote as of the record date of March 6, 1998 was 12,226,920. The votes cast at the Annual Meeting were as follows:


                                                            Delivered
Votes For              Votes Against           Abstain      Not Voted
---------              -------------           -------      ---------

Proposal One:
-------------

10,068,667             0                       151,604      0

Proposal Two:
-------------

9,741,756              428,273                 25,325       24,917

Proposal Three:
---------------

10,183,593             22,184                  14,494       0

Item 5.  Other Information

         If a stockholder intends to present a proposal at the Annual Meeting of Stockholders of the Company in 1999 (the "1999 Annual Meeting") and does not submit such proposal on or before December 31, 1998, such proposal will not be included in the proxy statement and proxy card related to the 1999 Annual Meeting. Nonetheless, such stockholder may raise such proposal at the 1999 Annual Meeting; however, as a result of the adoption by the SEC on May 21, 1998 of new rule 14a-4(c)(1) under the Securities and Exchange Act of 1934, as amended, if such stockholder fails to notify the Company at least 45 days prior to March 31, 1999 (i.e., the month and day of the mailing of the Company's proxy statement and proxy card related to the Annual Meeting of Stockholders of the Company in 1998) of its intent to raise such proposal at the 1999 Annual Meeting, then management proxies would be allowed to use their discretionary voting authority in the event such proposal is raised at the 1999 Annual Meeting, without any discussion of the matter in the proxy statement related to the 1999 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits

              The exhibits listed in the accompanying Exhibit Index on page 22 are filed or incorporated by reference as part of this Report.

              (b) Reports on Form 8-K
              None

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, June 30, 1998

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ON TECHNOLOGY CORPORATION



                                         /s/ Herman DeLatte
                                         -------------------

Date: August 14, 1998                    Name: Herman DeLatte
                                         Title: Chief Executive Officer



                                         /s/ John M. Bogdan
                                         ------------------

Date: August 14, 1998                    Name: John M. Bogdan
                                         Title: Vice President of Finance
                                                and Chief Financial Officer

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, June 30, 1998

                                 EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------

27.0                Financial Data Schedule

21