Form 10-Q
period 1998-09-30
ON TECHNOLOGY CORP
filed 1998-11-13
CIK 925288

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended 30 September 1998


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


                    YES     X          NO
                         --------         -------


12,355,785 shares of the registrant's Common stock, $0.01 par value, were outstanding as of November 4, 1998.


                     THIS DOCUMENT CONTAINS   23   PAGES.
                                            ------
                       THE EXHIBIT INDEX IS ON PAGE 22.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES



                         FORM 10-Q, September 30, 1998


                                   CONTENTS



Item Number                                                               Page
-----------                                                               ----



                        PART I:  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

              Balance sheets:
                September 30, 1998 and December 31, 1997                    3
              Statements of operations:
                Three and nine months ended September 30, 1998 and 1997     4
              Statements of cash flows:
                Nine months ended September 30, 1998 and 1997               5
              Notes to condensed consolidated financial statements        6-7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8-19



                          PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings                                                 20

Item 2.  Changes in Securities                                             20

Item 3.  Defaults Upon Senior Securities                                   20

Item 4.  Submission of Matters to a Vote of Security Holders               20

Item 5.  Other Information                                                 20

Item 6.  Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                 21

EXHIBIT INDEX                                                              22

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                  (unaudited)


                                                                       SEPTEMBER 30,     DECEMBER  31,
                                                                           1998              1997
                                                                       -------------     -------------
ASSETS
Current Assets:
Cash and cash equivalents                                               $     9,601       $     6,679
Accounts receivable, net of allowance for doubtful accounts and
 sales returns of $1,563  and $2,975, respectively                            3,506             2,970
Inventories                                                                     127               267
Prepaid expenses and other current assets                                       952             2,508
Assets held for sale                                                            ---             1,755
                                                                       -------------     -------------
     Total current assets                                                    14,186            14,179
                                                                       -------------     -------------
Property and equipment, at cost:
Computers and equipment                                                       3,222             2,892
Equipment acquired under capital leases                                       1,392             2,443
Furniture and fixtures                                                          239               292
                                                                       -------------     -------------
Less--Accumulated depreciation                                                3,303             3,477
                                                                       -------------     -------------
                                                                              1,550             2,150
                                                                       -------------     -------------
Other assets and deposits                                                        85                81
Purchased intangibles, net of $1,426  and $1,106 of accumulated
   amortization, respectively                                                   652               972
                                                                       -------------     -------------
                                                                        $    16,473       $    17,382
                                                                       =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations                            $        36       $       356
Accounts payable                                                              3,920             5,072
Accrued expenses                                                              1,839             3,719
Reserve for distributor inventories                                             120               216
Deferred revenue                                                              1,862             1,013
                                                                       -------------     -------------
    Total current liabilities                                                 7,777            10,376
                                                                       -------------     -------------
Capital lease obligations, net of current portion                               ---                10
                                                                       -------------     -------------
Stockholders' Equity:
Common stock, $.01 par value  Authorized - 20,000,000 shares
   Issued and outstanding - 12,366,810 shares and 12,223,213
   shares, respectively                                                         124               122
Additional paid in capital                                                   62,793            62,665
Deferred compensation                                                           ---              (229)
Accumulated deficit                                                         (54,128)          (55,480)
Cumulative translation adjustment                                               (46)              (35)
Treasury stock (15,000 and 15,000 shares at cost, respectively)                 (47)              (47)
                                                                       -------------     -------------
          Total stockholders' equity                                          8,696             6,996
                                                                       -------------     -------------
                                                                        $    16,473       $    17,382
                                                                       =============     ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)
                                  (unaudited)



                                                    THREE MONTHS                     NINE MONTHS
                                                ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                -------------------               -------------------
                                               1998             1997             1998             1997
                                           ------------     ------------     ------------     ------------
Revenue:
-------
Net product revenue                        $      4,031     $      9,051     $     10,922     $     33,648
Other revenue                                     1,219            1,363            3,513            3,474
                                           ------------     ------------     ------------     ------------
       Total revenue                              5,250           10,414           14,435           37,122
                                           ------------     ------------     ------------     ------------

Operating expenses:
------------------
Cost of product revenue                             980            3,214            2,910            7,650
Sales and marketing                               2,603            5,502            7,594           18,995
Research and development                          2,143            3,275            6,729            9,956
General and administrative                          873            1,716            2,567            3,975
Charge for purchased incomplete
  research and development                          ---              ---              ---           15,898
Charge for restructure                              ---            4,530              ---            4,530
Gain on sale of assets                              ---              ---           (6,518)             ---
                                           ------------     ------------     ------------     ------------
     Income (loss) from operations               (1,349)          (7,823)           1,153          (23,882)
                                           ------------     ------------     ------------     ------------
Interest income, net                                 92               59              213              234
Other Income                                         12              ---               12              ---
                                           ------------     ------------     ------------     ------------
Income (loss) before provision
         for income taxes                        (1,245)          (7,764)           1,378          (23,648)
                                           ------------     ------------     ------------     ------------
Benefit (provision) for income taxes                 (5)             642              (27)            (133)
                                           ============     ============     ============     ============
     Net Income (loss)                     $     (1,250)    $     (7,122)    $      1,351     $    (23,781)
                                           ============     ============     ============     ============

Basic earnings (loss) per share            $      (0.10)    $      (0.59)    $       0.11     $      (1.98)
                                           ============     ============     ============     ============

Diluted earnings (loss) per share          $      (0.10)    $      (0.59)    $       0.11     $      (1.98)
                                           ============     ============     ============     ============

Basic shares used in
  per share calculation                      12,312,326       12,160,000       12,256,211       12,036,309
                                           ============     ============     ============     ============

Diluted shares used in
  per share calculation                      12,312,326       12,160,000       12,604,164       12,036,309
                                           ============     ============     ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                              NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          -------------------
                                                         1998             1997
                                                     ------------     ------------
Cash Flows from Operating Activities
   Net income (loss)                                 $      1,351     $    (23,781)
Adjustments to reconcile net income (loss)
to net cash used in operating activities
   Charge for purchased research and development              ---           15,898
   Asset write-down related to restructure charge             ---            1,328
   Gain on sale of assets                                  (6,518)             ---
   Amortization of deferred compensation                      229               69
   Depreciation and amortization                            1,218            3,438
   Change in direct marketing costs                           ---              (50)
   Change in deferred tax asset                               ---            1,062
   Changes in assets and liabilities:
     Accounts receivable                                     (567)           1,363
     Inventories                                              138              959
     Prepaid expenses and other current assets              1,548             (912)
     Accounts payable                                        (803)             197
     Accrued expenses                                      (1,877)              17
     Reserve for distributor inventory                        (96)            (104)
     Deferred revenue                                         854           (2,692)
                                                     ------------     ------------
        Net cash used in operating activities              (4,523)          (3,208)
                                                     ------------     ------------
Cash Flows From Investing Activities
   (Increase) decrease in other assets and deposits            (4)              15
   Purchase of property and equipment, net                   (293)          (1,549)
   Purchase of Purview Technologies, Inc.,
      net of cash acquired                                    ---           (1,121)
   Purchase of csd Software GmbH, net of
      cash acquired                                           (34)          (5,791)
   Net proceeds from assets held for sale,
      net of deal costs                                     8,273              ---
        Net cash provided by (used in)               ------------     ------------
           investing activities                             7,942           (8,446)
                                                     ------------     ------------
Cash Flows From Financing Activities
   Exercise of stock options                                   65               29
   Stock purchase through ESPP                                 66               73
   Purchase of treasury stock                                 ---              (47)
   Principal repayments on obligation under
      capital lease                                          (328)            (818)
                                                     ------------     ------------
        Net cash used in financing activities                (197)            (763)
                                                     ------------     ------------
Net effect of exchange rates on cash &
   cash equivalents                                          (300)              37
Net increase (decrease) in cash and cash equivalents        2,922          (12,380)
Cash and cash equivalents, beginning of period              6,679           20,774
                                                     ------------     ------------
Cash and cash equivalents, end of period             $      9,601     $      8,394
                                                     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for -
         Interest paid                               $         58     $        131
                                                     ============     ============
         Income taxes paid                           $         27     $        487
                                                     ============     ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Return of property and equipment under
   capital leases -                                  $      1,049     $        ---
                                                     ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         FORM 10-Q, September 30, 1998
                (dollars in thousands, except per share amount)
                                  (unaudited)


1.  Interim Financial Statements
    ----------------------------

          The accompanying consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") without audit (except for the balance sheet information as of December 31, 1997) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form-10Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of September 30, 1998 and December 31, 1997, and results of operations for the three and nine months ended September 30, 1998 and September 30, 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

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


Basic and diluted EPS as required by SFAS 128, are as follows:

(dollars in thousands, except per share data)            THREE MONTHS                     NINE MONTHS
                                                     ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                     -------------------               -------------------
                                                    1998             1997             1998             1997
                                                ------------     ------------     ------------     ------------
Net Income (loss)                               $     (1,250)    $     (7,122)    $     (1,351)    $    (23,781)

Basic weighted average shares outstanding             12,312           12,160           12,256           12,036
Weighted average common equivalent shares                ---              ---              348              ---
                                                ------------     ------------     ------------     ------------

Diluted weighted average shares outstanding           12,312           12,160           12,604           12,036
                                                ============     ============     ============     ============


 Basic earnings per share                       $      (0.10)    $      (0.59)            0.11     $      (1.98)
                                                ============     ============     ============     ============

 Diluted earnings per share                     $      (0.10)    $      (0.59)            0.11     $      (1.98)
                                                ============     ============     ============     ============

Anti-dilutive securities, that were not
  included in the above table are as follows:
              Stock Options:                       1,369,523          750,956          891,015          895,386
                                                ============     ============     ============     ============

3.  New Accounting Pronouncements
    -----------------------------

          The Company adopted SFAS 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three and nine months ended September 30, 1998, comprehensive income would be $26 higher and $11 lower, respectively than reported net income (loss), due to foreign currency translation adjustments. If presented on the statement of operations for the three and nine months ended September 30, 1997, comprehensive income would be $71 higher and $41 higher, respectively than reported net income (loss), due to foreign currency translation adjustments.

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

          In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement applies to all entities and is effective for all fiscal quarters beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. As of September 30, 1998 and during the quarter then ended, the Company did not hold any derivative instruments or have any hedging activities. The Company does not expect adoption of this Statement to have a significant impact on its financial position or results of operations.



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

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

   Management Discussion and Analysis of Financial Condition and
                             Results of Operations

                         FORM 10-Q, September 30, 1998
                                  (unaudited)


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


RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     -----------------------------     -------------------------------
                                                     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
                                                         1998              1997             1998               1997
                                                     -------------    -------------    -------------      -------------
Revenue:
     Net product revenue                                 76.8%            86.9%            75.7%              90.6%
     Other revenue                                       23.2%            13.1%            24.3%               9.4%
                                                     -------------    -------------    -------------      -------------
       Total revenue                                    100.0%           100.0%           100.0%             100.0%
                                                     -------------    -------------    -------------      -------------
Operating expenses:
     Cost of product revenue                             18.7%            30.9%            20.2%              20.6%
     Sales and marketing                                 49.6%            52.8%            52.6%              51.2%
     Research and development                            40.8%            31.4%            46.6%              26.8%
     General and administrative                          16.6%            16.5%            17.8%              10.7%
     Charge for purchased R&D                             0.0%             0.0%             0.0%              42.8%
     Charge for Restructure                               0.0%            43.5%             0.0%              12.2%
     Gain on sale of assets                               0.0%             0.0%           (45.2)%              0.0%
                                                     -------------    -------------    -------------      -------------
Income (loss) from operations                           (25.7)%          (75.1)%            8.0%             (64.3)%
                                                     -------------    -------------    -------------      -------------
Interest income, net                                      1.8%             0.5%             1.5%               0.6%
Other income                                              0.2%             0.0%             0.1%               0.0%
                                                     -------------    -------------    -------------      -------------
Net income (loss) before
   Provision for income taxes                           (23.7)%          (74.6)%            9.6%             (63.7)%
                                                     -------------    -------------    -------------      -------------
Benefit (provision) for income taxes                     (0.1)%            6.2%            (0.2)%              (.4)%
                                                     -------------    -------------    -------------      -------------
Net income (loss)                                       (23.8)%          (68.4)%            9.4%             (64.1)%
                                                     =============    =============    =============      =============



    NET PRODUCT REVENUE. The Company's net product revenue is derived primarily from the licensing of software products. Net product revenue, for the three and nine months ended September 30, 1997, also includes revenue from catalog sales of third party products and catalog advertising space of $908 thousand and $3.1 million, respectively. For the three months ended September 30, net product revenue decreased $5.0 million (55.5%) from 1997 to 1998. For the nine months ended September 30, net product revenue decreased $22.7 million (67.5%) from 1997 to 1998. The decrease is due primarily to products de-emphasized as part of the strategic reorganization and restructurings undertaken in 1997 and the Company's sale of its Network Management and Network Security Business along with the related marketing systems and organization to Elron Software Inc., in February 1998 (the "Elron Transaction").

    OTHER REVENUE. The Company's other revenue consists of rentals of portions of the Company's customer lists, royalties received in connection with licensing ON's software to third parties, maintenance revenue, training and consulting. For the three months ended September 30, other revenue decreased $144 thousand (10.6%) from 1997 to 1998. The decrease is attributed to the loss in revenue from maintenance contracts from existing customers due to the Company's sale of its Network Management and Network Security Business along with the related marketing systems and organization to Elron Software Inc., in February 1998 (the "Elron Transaction"). For the nine months ended September 30, other revenue increased $39 thousand (1.1%) from 1997 to 1998 due to improved sales efforts.

    COST OF PRODUCT REVENUE. Cost of product revenue primarily consists of expenses associated with product documentation, production and fulfillment costs and royalty fees associated with products that are licensed from third party developers. In addition, cost of product revenue includes the cost of third party products resold through the Company's catalog, the cost of producing the catalog and amortization of purchased intangibles. For the three and nine months ended September 30, cost of product revenue decreased $2.2 million (69.5%) and $4.7 million (62.0%), respectively, from 1997 to 1998. This decrease was primarily the result of decreased product revenue. As part of the Company's announced reorganization of its operations, the Company has ceased to market, sell, develop and support the anti-virus business and decreased cash spent for new customer acquisitions for its groupware businesses. The cost of product revenue decreased in absolute dollars due to the Elron Transaction.

    SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation and benefits paid to sales and marketing personnel and the costs of direct mail and telemarketing campaigns including the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of administering the catalog operation, the costs of public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. For the three and nine months ended September 30, sales and marketing expenses decreased $2.9 million (52.7%) and $11.4 million (60.0%), respectively, from 1997 to 1998. The decrease in absolute dollars is due to the Elron Transaction.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and the provision of technical support. For the three and nine months ended September 30, research and development expense decreased $1.1 million (34.6%) and $3.2 million (32.4%), respectively, from 1997 to 1998. The decrease in absolute dollars is due to the Elron Transaction. The Company plans to continue to make significant investments in research and development related to the Company's desktop management software business.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation, executive support costs, accounting operations, planning, and business development operations. For the three and nine months ended September 30, general and administrative expense decreased $843 thousand (49.1%) and $1.4 million (35.4%), respectively, from 1997 to 1998. The decrease in absolute dollars is due to the Elron Transaction and restructurings. The percentage of general and administrative expense to total revenue increased due to reduced sales resulting from the Elron Transaction.

    CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT. In connection with the acquisitions of Purview Technologies, Inc. and csd Software GmbH during the three and nine months ended September 30, 1997, the Company allocated an aggregate of $15.9 million of the aggregate purchase price for such acquisitions to purchased incomplete research and development projects. Accordingly, these costs were expensed as of the acquisition dates. These allocated costs represent the estimated fair market value related to the incomplete projects as determined by an appraisal. The development of these projects had not reached technological feasibility and the technology had no alternative future use. The technology acquired in these acquisitions has required, and will require, substantial additional development by the Company.

    CHARGE FOR RESTRUCTURE AND REORGANIZATION. On July 29, 1997, the Company announced that it had implemented a reorganization of its operations and a restructuring plan (the "Plan"). The Plan included write-offs and write-downs of certain assets, including accruing the costs related to a significant reduction in the workforce, primarily in the technical support and sales and marketing departments. In addition, the Company has exited from the anti-virus business and de-emphasized its investment in new customer acquisitions for the Company's groupware, network management and security businesses. As a result of the Plan the Company recorded a charge of $4.5 million. Included in the Plan was an additional inventory write-down of $849 thousand which is included in cost of product revenue in accordance with Emerging Issues Task Force (EITF) 96-9, Classification of Inventory Markdowns and Other Costs Associated with a restructuring.

    GAIN ON SALE OF ASSETS. In connection with the Elron Transaction, the Company received net proceeds of $8.8 million and incurred $550 thousand of direct transaction costs. Pursuant to the Elron Transaction, the Company sold assets that had a carrying value of $1.8 million, and recorded a gain of $6.5 million in the nine months ended September 30, 1998.

    INTEREST INCOME, NET. Interest income consists primarily of interest expense associated with equipment leases and interest income earned on cash and cash equivalents. For the three months ended September 30, interest income increased $33 thousand (55.9%) from 1997 to 1998. The increase is due to the improved cash position of the Company resulting from the net proceeds received through the Elron Transaction. For the nine months ended September 30, interest income decreased $21 thousand (9.0%) from 1997 to 1998. The decrease is a result of the change in cash available for investment during the first three months of 1998.

    OTHER INCOME. Other income resulted from the gain on sale of equipment sold during the three and nine months ended September 30, 1998.

    INCOME TAXES. The Company recorded a book gain on the Sale of Assets to Elron; however, for tax purposes the Company recognized an ordinary loss on this transaction. The provision for 1998 represents additional minimum taxes owed. The Company recorded a tax provision of $133 thousand for the nine months ended September 30, 1997, which was a result of the csd Software GmbH acquisition that was partially offset by a tax credit.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations to date primarily through cash flow from operations, public and private placements of capital stock and net proceeds received from the sale of certain assets to Elron Software. At September 30, 1998, the Company had available cash and cash equivalents of $9.6 million. The Company has an unused and available line of credit of $10.0 million with a commercial bank. The Company can borrow under this line of credit up to the greater of $10.0 million or the sum of 80% of qualified domestic accounts receivable and 40% of qualified foreign accounts receivable. Advances pursuant to the line of credit are secured by liens granted on the Company's accounts receivable. At September 30, 1998, the Company did not have an outstanding balance under the line of credit agreement.

    Net cash used in operating activities for the nine months ended September 30, 1997 and September 30, 1998, was $3.2 million and $4.5 million, respectively. For the nine months ended September 30, 1997, net cash used in operating activities consisted primarily of a net loss of ($23.8 million) offset by a charge for purchased research of ($15.9 million). Additional factors contributing to net cash used in operating activities included depreciation and amortization of $3.4 million, a decrease of accounts receivable of $1.4 million and inventories of $959 thousand and an increase in accounts payable of $197 thousand. For the nine months ended September 30, 1998, net cash used in operating activities consisted primarily of net income of $1.4 million which is offset by a $6.5 million gain on sale of assets and net change in depreciation and amortization, amortization of deferred compensation and operating assets and liabilities of $644 thousand.

    Net cash provided by (used in) investing activities for the nine months ended September 30, 1997 and September 30, 1998 was ($8.4) million and $7.9 million, respectively. For the nine months ended September 30, 1997, net cash used in investing activities primarily reflects purchases of property and equipment of $1.6 million, and direct costs of the acquisitions of Purview Technologies, Inc. and csd Software GmbH of $1.2 million and $5.8 million, respectively. For the nine months ended September 30, 1998 cash provided by investing activities was primarily a result of net proceeds from assets held for sale of $8.3 million.

    Net cash used in financing activities for the nine months ended September 30, 1997 and September 30, 1998 was $763 thousand and $197 thousand, respectively. For the nine months ended September 30, 1997, net cash used in financing activities consisted of principal repayment on obligations under capital lease of $818 thousand, partially offset by exercises of stock options and stock purchases through the ESPP of $73 thousand. For the nine months ended September 30, 1998, net cash used in financing activities consisted of principal repayment on obligations under capital lease of $328 thousand, partially offset by the exercises of stock options and stock purchases through the ESPP of $131 thousand.

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

    As a result of the Elron Transaction, the Company relies on fewer large resellers and distributors for its revenue since the target market for CCM products is primarily large corporations. Currently, only one customer accounts for more than 10% of the Company's net revenue. For the twelve months ended December 31, 1997, Deutsche Telekom accounted for $4.5 million, or 52% of net revenue from the Company's current products. For the three and nine months ended September 30, 1998, Deutsche Telekom accounted for $797 thousand, or 15% and $2.4 million, or 17%, respectively of net revenue. It is possible that the Company's change in marketing strategy will result in other customers accounting for more than 10% of the Company's net revenues.

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



INDIRECT CHANNELS OF DISTRIBUTION


    The Company markets its products (other than ON Command CCM) through distributors and resellers in addition to its direct sales force. These distributors and resellers also sell other products that are complementary to, or compete with, those of ON. There can be no assurance that these distributors and resellers will not give greater priority to products of other suppliers. They have no long-term obligation to purchase products from the Company. Since the Company's agreements with its distributors provide for a right of return, revenue recognized upon sales to distributors is subject to a reserve for returns. Management believes that the current reserve balance is adequate. In addition, the Company may be unaware of the nature and scope of the representations made to customers by these distributors and resellers. For example, they could make representations to customers about the Company's current and future products that are inaccurate or incomplete. This could result in the products not meeting the customers' expectations or requirements. Although the Company's agreements with its distributors generally provide the Company with recourse against unauthorized action taken by the distributors, there can be no assurance that the Company could recover adequate compensation to cover the damage caused by an inaccurate representation.



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

     There has been substantial litigation in the software industry involving intellectual property rights of technology companies, although, to date, the Company has not been subject to any such litigation. Although the Company does not believe that it is infringing the intellectual property rights of others, there can be no assurance that such claims, if asserted, would not have a material adverse effect on the Company's business, condition (financial or otherwise) prospects and results of operations. In addition, as the Company may acquire or license a portion of the software included in its future products from third parties, its exposure to infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of any software being acquired. The Company generally obtains representations as to the origin and ownership of such acquired or licensed software and generally obtains indemnification to cover any breach of such representations. However, there can be no assurance that such representations are accurate or that such indemnification will provide adequate compensation for a breach of such representations. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, condition (financial or otherwise) prospects or results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.

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


INTERNATIONAL REVENUE


    For the years ended December 31, 1996 and 1997 and the three and nine months ended September 30, 1998, total revenue from international licenses (license revenue from outside the United States) represented approximately 17%, 37%, 55% and 51%, respectively, of the Company's total revenue. The Company expects that international revenue will constitute a significantly greater portion of the Company's total revenue in the last two fiscal quarters of 1998. Accordingly, a greater percentage of the Company's total revenue will be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue.


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

YEAR 2000 ISSUE

     As explained below, the Company has, and will continue to address Year 2000 issues. However, because no single standard for Year 2000 compliance has been agreed upon by any industry group or promulgated by any government body, there can be no assurance that the Company's efforts to address Year 2000 issues will result in its products and internal computerized information systems being Year 2000 compliant in accordance with the various standards that have developed and will continue to develop in the industry.

     The Company is currently working to evaluate the potential impact of the year 2000 on the processing of date-sensitive information by the Company's internal computerized information systems and the Company's software products being sold. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's products that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material impact on the Company's business, condition (financial or otherwise), prospects and results of operations. However, failure of the Company, its customers or vendors to resolve such processing issues in a timely manner, could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations.

     Over the past year, the Company has made substantial modifications and improvements to its operational software. An integral part of this process has been to review all newly purchased and internally developed software for Year 2000 compliance. The Company has completed a preliminary evaluation of all of the existing software used in its internal systems and operations and expects that such software will be Year 2000 compliant by the end of the third quarter of 1999, at a cost not to exceed $250 thousand. The Company is still evaluating various hardware and equipment components used in its operations and also expects to be Year 2000 compliant in this area by the end of the third quarter of 1999, at cost not to exceed $50 thousand. The Company believes that although these costs are not material to its business, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems greatly exceeds the Company's current estimates, the Year 2000 issue could have a material adverse impact on the Company's business, condition (financial or otherwise), prospects and results of operations.

     The Company also intends to determine the extent to which the Company may be vulnerable to any failures by its major suppliers, customers and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third party suppliers, customers and service providers to achieve Year 2000 compliance, although the Company does not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material payment delays from its major customers due to Year 2000 issues. However, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material adverse effect on the Company's results of operations. Because the cost and timing of Year 2000 compliance by third parties such as suppliers, customers and service providers is not within the Company's control, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve Year 2000 compliance.

     The Company is in the process of establishing contingency plans to manage the impact of a failure by any of its third party suppliers, customers or service providers to be Year 2000 compliant. The Company believes that its relationships with multiple third party suppliers and service providers and the diversity of its customer base should reduce to some extent the impact of any such failures. There can be no assurance that the contingency plans implemented by the Company will successfully mitigate issues resulting from Year 2000 non-compliance, and in the event that such plans do not successfully, in whole or in part, mitigate such issues, there could be a material adverse affect on the Company's business, condition (financial or otherwise), prospects and results of operations.

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

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, September 30, 1998



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

          (b) Reports on Form 8-K
          None

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, September 30, 1998

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ON TECHNOLOGY CORPORATION



                              /s/ Herman DeLatte
                              ------------------
Date: November 13, 1998       Name:  Herman DeLatte
                              Title: Chief Executive Officer



                              /s/ John M. Bogdan
                              ------------------
Date: November 13, 1998       Name:  John M. Bogdan
                              Title: Vice President of Finance
                                     and Chief Financial Officer

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, September 30, 1998



                                 EXHIBIT INDEX


Exhibit No.        Description
-----------        -----------

27.0               Financial Data Schedule