Form 10-K
period 1998-12-31
ON TECHNOLOGY CORP
filed 1999-03-29
CIK 925288

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549



[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
     ACT OF   1934 FOR THE YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________

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

                         YES  X         NO___
                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price of the Company's common stock on March 23, 1999, as reported by the Nasdaq National Market:
$32,714,559

Indicate the number of outstanding shares of each issuer's classes of common stock as of March 23, 1999:
Common Stock, par value $0.01 per share: 12,462,689

                                                                     Form 10-K
                                                                     Reference
                                                                     ---------
                      DOCUMENTS INCORPORATED BY REFERENCE
(1)  Definitive Proxy Statement for Annual Meeting for Shareholders
     Scheduled for April 30, 1999                                     Part III
(2)  Registration Statement No. 33-92562 on Form S-1, as amended      Part IV

                      THIS DOCUMENT CONTAINS  57  PAGES.
                                             ----
                       THE EXHIBIT INDEX IS ON PAGE 53.
                                                    --

                                    PART I
                                    ------

ITEM 1  BUSINESS

THE COMPANY

          ON Technology Corporation (the "Company" or "ON") consists of two business units: (i) the ON Command CCM (Comprehensive Client Manager) business unit, which develops, markets and supports enterprise desktop management products; and (ii) the Groupware Continuing business unit, which develops, markets and supports real-time group scheduling software. The Company provides standards-based software for heterogeneous enterprise networks that is designed to be open, scalable and easy to use and administer. The Company sells its products to large and medium-sized corporations, institutions and government entities through a direct enterprise sales force; the Groupware business unit also employs an enterprise-oriented telesales organization.

          The Company was founded in 1985, began shipping e-mail products in 1990, and expanded its product line in 1993 to include real-time group scheduling software with the acquisition of substantially all of the assets of ON Technology, Inc. ("OTI"). In August of 1995, the Company completed an initial public offering of 2,360,000 shares of its Common Stock resulting in net proceeds of $31,647,000. In 1996, the Company entered the network management and network security businesses through a series of acquisitions.

          In 1997, the Company entered the enterprise desktop management business through the acquisition of csd Software GmbH. On July 29, 1997 Company announced and implemented a reorganization and restructuring plan (the "97 Plan") of its operations. The 97 Plan was designed to implement the Company's decision to exit the anti-virus business and the de-emphasis of the Company's investment in new customer acquisitions for the Company's Groupware business.

          On October 29, 1997 the Company entered into an agreement with Elron Software, Inc. ("Elron") to sell its network management and network security businesses along with related marketing systems and organization (the "Assets") to Elron, a wholly owned subsidiary of Elron Electronics Industries (the "Elron Transaction"). In addition, on October 29, 1997, the Company entered into a management agreement with Elron (the "Management Agreement"), pursuant to which Elron agreed to manage the Assets for its benefit and at its risk and expense and to pay all salaries and other employee related expenses with respect to the Assets and transferred employees. As a result of the Management Agreement, the associated revenues and costs of the Assets were excluded from the statement of operations for the period from October 30, 1997 to December 31, 1997. On February 11, 1998, the Company consummated the Elron Transaction. In conjunction with the October 29, 1997 announcement of the Elron Transaction, the Company also announced that it would refocus its international sales organization to concentrate on the enterprise desktop management business and that it would close its offices in Sydney, Paris and London, while strengthening its presence in Starnberg, Germany.

PRODUCTS AND TECHNOLOGY

          The following table sets forth certain information about ON Technology's principal products, including the networks and operating systems supported by each:

                                                              Client Operating       First       Latest           List
   Product              Principal               Network           Systems           Release      Release       Price Per
  Category               Products              Supported         Supported         Date (1)       Date         100 Users
----------------------------------------------------------------------------------------------------------------------------
Enterprise       ON Command CCM                TCP/IP         DOS                      1992         8/98           $19,500
Desktop                                                       Windows 3.X
Management                                                    Windows 95
                                                              Windows NT

                 ON Command Remote (2)         TCP/IP         Windows 3.X              3/96         2/98           $ 2,000
                                               IPX            Windows 95
                                                              Windows NT

Group            Meeting Maker                 NetWare        Windows 3.X              3/91         9/98           $ 8,999
Scheduling                                     IPX            Windows NT
                                               TCP/IP         Windows 95
                                               Apple Talk     O/S2, UNIX
                                                              Power Macintosh
                                                              Macintosh

(1)  Some products were first released prior to the Company's ownership.
(2) Product is owned by Funk Software and resold under ON Technology's label as a complimentary product to ON Command CCM.
(3)  U.S. list prices at December 31, 1998.
This report includes trademarks of companies other than the Company. All other company or product names are trademarks or registered trademarks of their respective owners.

ENTERPRISE DESKTOP MANAGEMENT SOFTWARE

          In many organizations, Information Technology ("IT") is increasingly viewed as a strategic resource rather than simply as a support function. At the same time, IT organizations are under increasing pressure to support more PCs with fewer resources as well as deliver a higher quality of service (or risk being outsourced). For example, reducing PC downtime is a major concern for many organizations because downtime can quickly result in lost revenues or lost customers due to the unavailability of mission-critical applications. The dynamics of the current business and technology environment are also placing significant demands on IT, such as: updating desktop PCs with Year 2000-compliant applications and BIOS (Binary Input Output System) programs; migrating operating system environments from Microsoft Windows 3.1 or OS/2 to Microsoft Windows 95 or Windows NT; installing and configuring large numbers of new and more powerful desktop PCs to support new applications such as electronic commerce and multimedia; and managing continuous change in the configuration of desktop clients.

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

ON COMMAND CCM'S CAPABILITIES

          ON Command CCM is an open and scalable software system for managing desktop PCs in enterprise networks. CCM provides total desktop control from a central administrative workstation, virtually eliminating the need to dispatch technicians to implement common IT operations at the end-user desktop. For example, CCM can remotely install operating system software, update client application software, or re-configure desktop parameters such as IP addresses or default screen resolution - on multiple PCs simultaneously, from a central administrative console.

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

          ON Command CCM'S specific technical capabilities include:

     . Remote Installation of Operating Systems and Applications: ON Command CCM's advanced Pre-OS Agent takes control of the PC regardless of its state, allowing the system to reformat the disk and install operating systems under central control -- even when the PC's hard disk is blank, has been corrupted or misconfigured, or when the operating system or network operating system (NOS) is not operational. ON Command CCM can also be used to implement enterprise-wide operating system upgrades from Windows 3.x or OS/2 to Windows 95 or NT, for example. In addition, ON Command CCM can be used to install application software packages such as Office 97, Lotus Notes, Netscape Navigator, or Year 2000-compliant client side versions of SAP R/3 or Oracle, for example.

     . Native Install Technology: ON Command CCM installs software by remotely executing standard vendor installation procedures on the target PC. This approach is highly reliable because vendor procedures typically adapt in real-time to specific PC hardware and software configurations. In addition, ON Command CCM's installation technology uses a parametric approach that makes it extremely easy to create customized installations for individual users or groups of users, simply by modifying a parameter table used to drive the installation process from the administrative console. In comparison, traditional "snapshot" software installation approaches are unreliable and difficult to customize because they blindly copy bulk images or binary files to the target PC, based on an idealized hardware and software configuration and particular set of installation choices.

     . Remote Configuration of Desktop Parameters: ON Command CCM's Intelligent Desktop Agents can remotely configure parameters such as IP or gateway addresses, default printers, or application options such as default fonts and URL home pages. In addition, these parameters are stored on the central ON Command CCM server so that they can be quickly reloaded in case of failure or misconfiguration.

     . Scalable Architecture: ON Command CCM offers powerful grouping capabilities that allow IT organizations to administer groups of PCs as single administrative objects. For example, PCs can belong to one or multiple groups based on hardware manufacturer, physical location, or functional organization. Network scalability is also supported by ON Command CCM's ability to perform job scheduling and bandwidth management to minimize network load, and by its use of IP as the underlying protocol for optimum efficiency.

     . Enterprise-Class Robustness and Ease-of-Use: ON Command CCM offers a number of capabilities for robust operation in enterprise environments, including pre-and post-installation dependency checking and detailed logging to support automatic restart in case of network or power outages. An intuitive Windows-based GUI is used for administering and monitoring the status of client management tasks, and administering client configuration information.

     . Support for Industry Standards and Heterogeneous Environments: ON Command CCM supports standard servers (Sun Solaris, HP-UX, Sinix (German version only), Microsoft Windows NT Server), standard clients (DOS, Windows 3.x, Windows 95, Windows NT Workstation), and standard networks (IP, DHCP, and bootp protocols, Ethernet and Token-Ring connectivity). The Company is a member of the Desktop Management Task Force (DMTF) and monitors evolving desktop management standards such as Wired for Management (WfM) and Desktop Management Inerface (DMI). ON Command CCM V4.0 supports the WFM initiative.

     . Open Architecture: ON Command CCM is based on an open architecture that allows customers and partners to create customized software installation and configuration procedures using the InstallCam(TM) Development Environment and the ITool language.

GROUPWARE SOFTWARE

          Meeting Maker is a real-time, cross platform calendaring and scheduling solution designed to meet the diverse and complex scheduling requirements of organizations ranging in size from workgroups to the largest enterprises. Meeting Maker is installed on over 500,000 desktops at major corporations and academic institutions worldwide including Adobe Systems, Amazon.com, Apple Computer, Cadence Design, Cisco Systems, Emory University, GTE Internetworking, NASA, Newbridge Networks, Qualcomm, Raytheon, Schlumberger, Transalta utilities and the University of Michigan.

          Meeting Maker reduces the high cost of scheduling meetings and increases productivity throughout the organization by providing instantaneous real-time access to free and busy time information, for users and resources such as conference rooms and equipment. Meeting Maker's distributed database architecture automatically delivers up-to-the-second scheduling availability without the response delays of e-mail based scheduling systems, and effectively eliminates the possibility of "double booking", which can result from systems where users manually publish their free and busy time data.

          Meeting Maker is a highly-scalable IP based system supporting tens of thousands of concurrent users on a range of platforms including Macintosh, Windows and UNIX. The system allows end-users to access their scheduling information from virtually anywhere including LANs, WANs, the Internet, dial-up, HTML web publishing, and handheld devices such as Palm Computing connected organizers, Windows CE and Timex Data Watches.


SALES AND MARKETING

          Beginning late in 1996, the Company began its Enterprise Sales program. This effort focuses on key accounts with larger companies where the opportunity exists for volume sales and long-term, repeat business. Through the Enterprise Sales program, the Company is building relationships in which its knowledge of the customer's needs translates into purchasing advantages and improved support. Regular visits to the customer's site provide the Company's sales representatives with valuable feedback for technology development, future upgrades and service enhancements. The Company has established direct sales and support offices in Cambridge, Massachusetts; Tarrytown, New York; Chicago, Illinois; San Jose and San Francisco, California; Somerset, New Jersey; Washington, D.C.; High Wycome, England; Starnberg, Hamburg and Dusseldorf, Germany; Grammen, Norway; Gothenberg, Sweden; and Benelux, Amsterdam.

Marketing Programs

          The Company believes that active marketing is necessary to effectively communicate to both existing and potential customers the breadth and depth of the Company's product offerings and new directions in the Company's business or product strategy. The Company promotes its products through ongoing contact with industry press and analysts, a corporate presence on the World Wide Web (www.on.com), participation in industry trade shows, and regional seminars, and printed marketing collateral. The Company also uses direct marketing to identify and qualify potential customers, particularly in the Groupware business. The Company distributes its Meeting Maker software trials through electronic distribution via the Internet. The Company operates a World Wide Web server on the Internet and has its free trials available for download from that server.

          ON has a limited number of original equipment manufacturer arrangements. Total revenue derived through these arrangements, however, is not significant.


Business Alliances

          The Company has established a number of business alliances that are intended to strengthen its marketing and product development programs. These include alliances with:

     . Dell Corporation: The Company is a Dell Open Manage alliance partner. Dell recognizes ON Command CCM as a preferred configuration management and software deployment solution.

     . Funk Software Inc: The Company offers Funk Software's Proxy software which has been repackaged as ON Command Remote(TM), an optional component of ON Command CCM which provides one-on-one remote control of desktop clients from the administrative console.

     . Intel Corporation: The Company works closely with Intel to develop and market support for the Wired for Management initiative, an industry initiative led by Intel to improve the managability of PC systems.

     . LANworks Technologies Co, a subsidiary of 3Com Corporation: The Company and Lanworks jointly develop software and firmware that enables ON Command CCM's pre-OS agents to be loaded from the network when a PC boots, using Lanwork's Bootware technology, without the need for human intervention at the desktop.

     . Microsoft Corporation: The Company is a participant in the Microsoft Developers Network (MSDN) Partner Program for ISVs(C), Microsoft Windows NT Solution Provider Program, and the Windows NT 5.0 Early Adopters Program.

     . Sun Microsystems Corp: The Company participated in Sun's announcement of the Sun Enterprise 450 Server, has developed joint marketing collateral with Sun, and is working with Sun to identify resellers and customers who are interested in using Sun Solaris servers to manage networks of Microsoft-based desktop clients using ON Command CCM.

     . Tally Systems Corporation: Through a worldwide value-added reseller agreement, the Company offers Tally Systems NetCensus inventory management software and Centennial 2000 as an optional component of ON Command CCM.

     . Tivoli Systems Inc: The Company is a certified Premier Partner as part of Tivoli's 10/Plus Association partnership program, relative to the ON Command CCM product.

     . 3Com Corporation: The Company's ON Command CCM software and 3Com's enhanced Network Interface Cards (NICs) and its Managed PC Boot Agent
          (MBA) technology can be used together to create a Managed PC environment.

PRODUCT DELIVERY

ON Command CCM:

The Company has a variety of means to fulfill the product demand created by its marketing programs. ON Command CCM is either delivered directly to customers by the Companies field organization or is shipped via common carrier. Other methods of distribution may include system integrators, full service distributors and OEMs.

Groupware:
The Company uses a variety of product delivery techniques for its Groupware product:

     .    Direct Fulfillment: Most of the Company's orders for its Groupware products are delivered through direct fulfillment contractors that manufacture and assemble components, store inventory, and process customer orders received from ON for either same or next day shipment. Orders are recorded by the ON sales department and transferred electronically to the fulfillment contractor for processing. ON owns all of its inventory and has an in-house production staff to purchase inventory and help ensure availability for shipments. Once orders are shipped by the fulfillment contractor, shipping confirmation is returned to ON electronically.

     .    Independent Distributors: ON utilizes independent distributors to market its Groupware product internationally and, to a substantially lesser extent, in North America. ON's international distributors are responsible for marketing the Company's software and for providing technical and customer support to their customers. While these distributors include some large systems integrators, most are small companies that market ON's software along with products of other companies that they represent. The agreements between the Company and its international distributors typically obligate the distributor to provide technical support and the most current versions of the Company's products to the distributor's customers and to provide the Company with information about its licensees. International distribution agreements generally are terminable by the Company under certain circumstances, including failure of the distributor to meet specified sales targets.

     .    Resellers: ON also markets its Groupware products through resellers, including Tech Data and Prisma Express. These resellers focus primarily on licensing the Company's software to corporate and government customers.

CUSTOMERS

     The Company markets its products primarily to large and medium-size corporate, government and institutional customers. During the years ended December 31, 1996 and 1997, respectively, no single customer accounted for greater than 10% of revenues. During the year ended December 31, 1998, one customer accounted for $3.5 million or 17% of total revenues.


CUSTOMER SUPPORT

          ON Command CCM Customers

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


RESEARCH AND DEVELOPMENT

          The Company's product development organization, currently consisting of 51 employees and additional full-time and part-time contract programmers, is responsible for developing new products, adapting acquired products to fit the ON product strategy and enhancing existing products. Generally, the Company's contract programmers do not work exclusively for the Company. In addition, the development organization provides free trial expiration technology, registration technology and installation technology to third party developers who are building products for license to ON.

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

          The Company's research and development expenses were approximately, $9,456,000, $12,461,000 and $9,044,000 in 1996, 1997 and 1998, respectively, excluding charges for purchased incomplete research and development projects. The Company's practice to date has been to expense all software development costs as incurred.

COMPETITION

          The market for the Company's products is highly competitive, and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting the market for its products include performance, functionality, ease of use, ease of installation, quality, customer support, breadth of product line, speed of product delivery, frequency of upgrades and updates, brand name recognition, company reputation, adherence to industry standards, integration with third-party solutions and price. Certain of the criteria upon which the performance and quality of the Company's Groupware software compete include speed of response, interoperability with other messaging systems and simplicity of administration.

          In the Enterprise Desktop Management market, the Company faces competition from large and established companies, such as Microsoft, Intel, Platinum, Computer Associates, Hewlett Packard, Seagate, McAfee and IBM/Tivoli, which offer client management capabilities as part of their systems, network and/or desktop management systems. The Company also faces competition from smaller companies such as Novadigm. Moreover, Microsoft has announced the Zero Administration Initiative for Windows ("ZAW"), which includes a set of technologies that address some of the same client management issues as ON Command CCM. Microsoft has announced that components of ZAW will be available for future versions of the Windows NT and Windows 95 operating systems, as well as the Microsoft Systems Management Server product. There can be no assurance that the Company can continue to compete effectively against Enterprise Desktop Management software which is included free with operating system software.

          As is the case in many segments of the software industry, the Company may encounter increasing price competition in the future. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which could adversely affect the Company's business, condition (financial or otherwise), prospects or results of operations. There can be no assurance that the Company will continue to compete effectively against existing and potential competitors in the Enterprise Desktop Management Software market, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company.

          The Groupware Software market is highly fragmented, with products offered by many vendors. In the group scheduling market, the Company competes with CS&T, Netscape, Lotus, Microsoft, Novell, Now Software, and with personal information managers products ("PIMs") that have been enhanced to include some group scheduling features. Lotus, Microsoft and Novell have in the past bundled communications software with their operating system products or software application suite offerings and have publicly announced, or the Company believes are likely to provide, such bundles with future offerings. There can be no assurance that the Company can continue to compete effectively against communications software which is included free with the operating system, especially as these bundled products are improved in the future. In addition, the trend toward enterprise-wide communications software solutions may result in a consolidation of the communications software market around a smaller number of vendors who are able to provide all of the necessary software and support capabilities. There can be no assurance that the Company will continue to compete effectively against existing and potential competitors in the Groupware Software market, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company.

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

          Historically, the Company's international revenue from sales of its Groupware products have been generated primarily through independent distributors in Europe, Australia, Israel, South Africa and South America, certain of which are bound by contracts with the Company but which generally do not represent the Company exclusively. The Company's Starnberg, Germany office primarily supports and markets ON Command CCM through Germany. The competitive environment for groupware software tools internationally is similar to that in North America. The Company has only recently begun to compete in Asian markets, which have significantly lagged behind North America and Europe in their adoption of LAN technology. There can be no assurance that the Company will be able to continue to compete successfully in international markets.

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

          The Company has obtained registrations in the United States for the following trademarks: ON Technology, Notework, Meeting Maker, ON Technology & Design, ON Location, Instant Update and DaVinci email. The Company has filed for the trademarks ON Command CCM, CCM, Comprehensive Client Manager, and ON
Comment in the United States. The Company has filed for the trademark ON
Command CCM in the European Community, Canada and Australia. The Company has obtained only four foreign registrations of its Notework mark and two foreign registrations of its Meeting Maker mark, due to significant costs involved in obtaining foreign registrations. As a result, the Company may not be able to prevent a third party from using its trademarks in many foreign jurisdictions. The Company has not to date registered any of its copyrights.

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

          There has also been substantial litigation in the software industry involving intellectual property rights, although, to date, the Company has not been subject to any such litigation. Although the Company does not believe that it is infringing the intellectual property rights of others, there can be no assurance that such claims, if asserted, would not have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations. In addition, as the Company may acquire or license a portion of the software included in its future products from third parties, its exposure to infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of any software being acquired. The Company generally obtains representations as to the origin and ownership of such acquired or licensed software and generally obtains indemnification to cover any breach of such representations. However, there can be no assurance that such representations are accurate or that such indemnification will provide adequate compensation for a breach of such representations. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects, and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.

OPERATIONS

          The Company designs most of its product, marketing and sales materials in-house. Product orders for the Company's Groupware products are fulfilled under contract with outside fulfillment agencies. The balance of other sales and support calls are handled directly by the Company.

EMPLOYEES

          From December 31, 1997 to December 31, 1998, the number of Company employees increased from 142 to 185, primarily due to the expansion of the enterprise desktop management operations. Competition for qualified management and technical personnel is intense in the software industry. The Company's continued success will depend in part on its ability to attract and retain qualified personnel. None of the Company's employees is represented by a labor union and the Company believes that its employee relations are good.

MANAGING BUSINESS GROWTH WITH ACQUISITIONS

          The Company may in the future undertake acquisitions that could present challenges to the Company's management, such as integrating and incorporating new operations, product lines, technologies and personnel. If the Company's management is unable to manage these challenges, the Company's business, condition (financial or otherwise), prospects and results of operations could be materially adversely affected. Any acquisition, depending on its size, could result in the use of a significant portion of the Company's available cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders. Furthermore, there can be no assurance that any acquired products will gain acceptance in the Company's markets.

ITEM 2.  PROPERTIES

          The Company's headquarters, located in Cambridge, Massachusetts currently occupies approximately (i) 20,600 square feet under a lease expiring September 30, 1999; and (ii) approximately 19,500 square feet under a sublease ("11th Floor Sublease") also expiring September 30, 1999. The 11th Floor Sublease was assigned to Elron as part of the Elron Transaction. The Company is in the process of locating a new headquaters to replace the Cambridge, Massachusetts location. The Company's Raleigh, North Carolina offices occupy approximately 6,900 square feet under a lease expiring February 28, 2002. This property has been subleased to the American Diabetes Foundation. The Company's former subsidiary DaVinci Systems Corporation, leased approximately 33,100 square feet of space in Morrisville, North Carolina pursuant to a lease expiring October 31, 1999. This property has been subleased to Northern Telecom Inc. The Company's Starnberg, Germany offices occupy 10,174 square feet pursuant to a lease expiring July 31, 2002. The Company believes that the facilities currently leased by it are suitable and adequate for the current operations of the Company. The Company utilizes approximately 100% of its leased space.

ITEM 3  LEGAL PROCEEDINGS

          The Company is not a party to any material legal proceedings.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II
                                    -------

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

          The Company's common stock is traded on the Nasdaq National Market under the symbol ONTC. The following table sets forth, for the period indicated, the high and low closing sales prices for the common stock, all as reported by Nasdaq.

                                                               HIGH                    LOW
                                                          -------------            ------------
YEAR ENDED DECEMBER 31, 1998
First Quarter                                                  $2.1250                 $1.1825
Second Quarter                                                  4.5000                  2.1250
Third Quarter                                                   3.9375                  1.8125
Fourth Quarter                                                  2.0000                  1.0313
YEAR ENDED DECEMBER 31, 1997
First Quarter                                                   6.2500                  3.5000
Second Quarter                                                  4.2500                  2.5000
Third Quarter                                                   4.3750                  2.5625
Fourth Quarter                                                  3.7500                  1.1563

As of December 31, 1998 there were approximately 2,000 stockholders of record of the Company's stock.

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

                                                                        YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------
                                                     1994          1995          1996           1997           1998
                                               ------------------------------------------------------------------------
                                                             (Dollars in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Net product revenue                                $25,240       $43,381       $ 50,165       $ 36,630        $15,089
  Other revenue                                          588           740          1,627          4,652          4,921
     Total revenue                                    25,828        44,121         51,792         41,282         20,010
                                               ------------------------------------------------------------------------

Operating expenses:
  Cost of product revenue                              6,716         8,199         11,951          9,315          3,890
  Sales and marketing                                 10,824        20,984         24,176         22,172         10,715
  Research and development                             5,277         7,014          9,456         12,461          9,044
  General and administrative                           2,319         3,184          4,407          5,501          3,412
  Charge for purchased incomplete research
     and development                                   4,700           ---         13,285         15,898            ---
 Charge for restructuring                                ---           ---          5,415         10,940            ---
 Gain on sale of assets                                  ---           ---            ---            ---         (6,518)
                                               ------------------------------------------------------------------------
Income (loss) from operations                         (4,008)        4,740        (16,898)       (35,005)          (533)
Interest income (expense), net                           (80)          554          1,134            233            325
Other income                                             ---           ---            ---            ---             20
                                               ------------------------------------------------------------------------
Income (loss) before provision for taxes              (4,088)        5,294        (15,764)       (34,772)          (188)
Provision for income taxes                               (11)       (1,622)           (97)           ---            (27)
Net income (loss)                                    $(4,099)      $ 3,672       $(15,861)      $(34,772)       $  (215)
                                               ========================================================================

Basic earnings (loss) per share                       $(1.27)        $0.52         $(1.46)        $(2.88)        $(0.02)
                                               ========================================================================

Diluted earnings (loss) per share                     $(1.27)        $0.40         $(1.46)        $(2.88)        $(0.02)
                                               ========================================================================

Basic weighted average shares outstanding              3,224         6,314         10,854         12,079         12,281
                                               ========================================================================

Diluted weighted average shares outstanding            3,224         9,087         10,854         12,079         12,281
                                               ========================================================================

                                                                              DECEMBER 31,
                                               ------------------------------------------------------------------------
                                                        1994          1995           1996           1997           1998
                                               ------------------------------------------------------------------------
                                                                         (Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents                          $ 2,798       $33,338       $ 20,774       $  6,679        $ 8,001
  Working capital                                      1,299        35,562         25,347          3,803          4,686
  Total assets                                        13,168        50,173         44,142         17,382         14,669
  Long-term obligations, less current Portion            878         1,506            510             10            ---
  Redeemable convertible preferred stock              12,188           ---            ---            ---            ---
  Total stockholders' equity (deficit)                (7,840)       40,306         33,493          6,996          7,141

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ON Technology Corporation and Subsidiaries (the "Company") is engaged in the development, marketing, sales support, and distribution of Groupware and Client Management software.

     During 1996, the Company completed three acquisitions. The Company acquired all of the assets and assumed certain liabilities of Leprechaun Software International, Ltd., certain technology of neTrend Corporation and certain intangible assets of Technocom plc. In 1997, the Company acquired all of the stock of csd Software GmbH, a German developer and marketer of enterprise desktop management software, and acquired the stock of Purview Technologies Inc., a development stage company engaged in Internet usage monitoring software development.

     On October 29, 1997, the Company announced that it would seek shareholder approval to sell its Network Management and Network Security Business along with related marketing systems and organization (the "Assets") to Elron Software Inc. ("Elron"), a wholly owned subsidiary of Elron Electronics Industries (the "Elron Transaction"). In addition, on October 29, 1997, the Company entered into a management agreement with Elron (the "Management Agreement"), pursuant to which Elron agreed to manage the Assets for its benefit and at its risk and expense and to pay all salaries and other employee related expenses with respect to the Assets and transferred employees. As a result of the Management Agreement, the associated revenues and costs of the Assets have been excluded from the statement of operations since October 30, 1997. On February 11, 1998, the Company consummated the Elron Transaction.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain financial data as percentages of the Company's total revenue:

                                                          YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                                  1996             1997              1998
                                           ---------------------------------------------------
Revenue:
  Net product revenue                                 96.9%             88.7%             75.4%
  Other revenue                                        3.1              11.3              24.6
                                           ---------------------------------------------------
    Total revenue                                    100.0             100.0             100.0
                                           ---------------------------------------------------
Operating expenses:
  Cost of product revenue                             23.1              22.6              19.4
  Sales and marketing                                 46.6              53.7              53.6
  Research and development                            18.3              30.2              45.2
  General and administrative                           8.5              13.3              17.1
  Charge for purchased incomplete
       research and development                       25.6              38.5               ---
  Charge for restructuring                            10.5              26.5               ---
  Gain on sale of assets                               ---               ---             (32.6)
                                           ---------------------------------------------------
Loss from operations                                 (32.6)            (84.8)             (2.7)
                                           ---------------------------------------------------
Interest income, net                                   2.2               0.6               1.6
Other income                                           ---               ---                .1
                                           ---------------------------------------------------
Net loss before provision for income taxes           (30.4)            (84.2)             (1.0)
                                           ---------------------------------------------------
Provision for income taxes                            (0.2)              ---              (0.1)
                                           ---------------------------------------------------
Net loss                                            (30.6)%           (84.2)%            (1.1)%
                                           ===================================================

NET PRODUCT REVENUE. The Company's net product revenue is derived primarily from the licensing of software products. Net product revenue for the years ended December 31, 1996 and 1997, respectively, also included revenue from catalog sales of third party products and catalog advertising space. The Company sold advertising space in its catalog for cash or received third party advertised product. Revenue from catalog advertising space for cash sales was recognized the day the catalog was mailed to customers. Revenue from third party advertised product received was recognized as each item was sold. Revenue from catalog advertising sales that was recognized upon sale of third party products for the years ended December 31, 1996 and 1997 was $2.5 million, and $902 thousand, respectively. As a result of the Management Agreement and the subsequent consummation of the Elron Transaction, the Company has not received since October 30, 1997, and will no longer receive revenue, from catalog product sales and catalog ad page space. Net product revenue decreased 27% from 1996 to 1997, due primarily to products de-emphasized as part of the strategic reorganizations and restructurings undertaken in 1997 and the consumation of the Elron Transaction. Net product revenue decreased 59% from 1997 to 1998, due primarily to products de-emphasized as part of the strategic reorganizations and restructurings undertaken in 1997 and the consumation of the Elron Transaction.

OTHER REVENUE. The Company's other revenue consists of maintenance revenue, professional services, rentals of portions of the Company's customer lists and royalties received in connection with licensing ON's software to third parties. Other revenue increased by 186% from 1996 to 1997 and by 5.8% from 1997 to 1998. These increases were primarily attributable to an increase in revenue from maintenance agreements and professional services. The small revenue increase from 1997 to 1998 is due primarily to products de-emphasized as part of the strategic reorganizations and restructurings undertaken in 1997 and the consumation of the Elron Transaction.

COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of expenses associated with product documentation, production and fulfillment costs, and royalty fees associated with products that are licensed from third party developers. In addition, cost of product revenue included the cost of third party products resold through the Company's catalog, the cost of producing the catalog and amortization of purchased intangibles. Cost of product revenue decreased as a percentage of total revenue from 23.1% in 1996 to 22.6% in 1997. This decrease was primarily the result of decreased product revenue. As part of the reorganization of its operations announced in July 1997, the Company ceased to market, sell, develop and support the anti-virus business and decreased its emphasis on the investment in new customer acquisitions for its Groupware and Network Management and Security businesses. As a result, the product inventory related to the discontinued product lines and de-emphasized products were subsequently identified and written-off, all of which is included in cost of product revenue in the amount of $849 thousand. Cost of product revenue decreased as a percentage of total revenue from 22.6% in 1997 to 19.4% in 1998. This decrease was primarily the result of decreased product revenue and the products de-emphasized as part of the strategic reorganizations and restructurings undertaken in 1997 and the consummation of the Elron Transaction. As part of the reorganization of its operations announced in July 1997, the Company has ceased to market, sell, develop and support the anti-virus business and decreased its emphasis on the investment in new customer acquisitions for its Groupware and Network Management and Security businesses.

SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail and telemarketing campaigns, and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of administering the catalog operation, the costs of public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. Sales and marketing expense increased as a percentage of total revenue from 45.6% in 1996 to 53.7% in 1997. This increase was primarily the result of decreased product revenue as a result of the consummation of the Elron Transaction and increased sales and marketing expenses related primarily to the Company's expansion of its Desktop Management software sales and marketing effort. Sales and marketing expense stayed relatively flat as a percentage of total revenue from 53.7% in 1997 to 53.5% in 1998. However, sales and marketing expense decreased in absolute dollars by $11.5 million from 1997 to 1998. This decrease is primarily a result of the reorganization of its operations announced in July 1997, the Company has ceased to market, sell, develop and support the anti-virus business and its decreased emphasis on the investment in new customer acquisitions for its Groupware and Network Management and Security businesses.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and costs associated with providing technical support. Research and development expenses increased as a percentage of total revenue from 18.3% in 1996 to 30.2% in 1997. This increase is primarily related to the increase in the size of the product portfolio in the first half of 1997, and the associated costs of product development, enhancements and maintenance relating to products acquired in the acquisitions of csd Software GmbH and Purview Technologies, Inc. Research and development expenses increased as a percentage of total revenue from 30.2% in 1997 to 45.2% in 1998. The increase is associated with the costs of product development, enhancements and maintenance relating to the Comprehensive Client Management product acquired in the acquisition of csd Software GmbH. The Company plans to continue to make significant investments in research and development related to the Comprehensive Client Management (CCM) business.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation and the continued administrative expense associated with the Company's foreign operations, executive support costs, accounting operations, planning, and business development operations. General and administrative expense increased as a percentage of total revenue from 8.5% in 1996 to 13.3% in 1997. The increase is a direct result of the acquisition of csd Software GmbH and the continued administrative expense associated with the Company's foreign operations. General and administrative expense increased as a percentage of total revenue from 13.3% in 1997 to 17.1% in 1998. The percentage increase to total revenue was primarily the result of decreased product revenue as a result of the consummation of the Elron Transaction and products de-emphasized in the July 1997 restructuring and reorganization of the Company's operations. However, general and administrative expense decreased in absolute dollars by $2,089 thousand from 1997 to 1998. The decrease is a direct result of the restructuring and reorganization of the Company's operations.

CHARGE FOR PURCHASED INCOMPLETE RESEARCH AND DEVELOPMENT. In connection with the acquisitions of neTrend Corporation, Leprechaun Software International, Ltd. and the LAN Software business from Technocom plc in 1996, the Company allocated an aggregate of $13.3 million of the respective purchase prices to incomplete research and development projects. These costs were expensed as of the acquisition dates and the allocations represent the estimated fair values related to the incomplete projects determined by appraisals using appropriate assumptions and valuation techniques. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in these acquisitions has required substantial additional development by the Company. The neTrend technology was acquired in January 1996 and a limited product based on the acquired technology was shipped in June 1996. Development continued in the product throughout 1996 and 1997 and a commercially viable product was shipped in June 1997. The product development investment made by the Company in the neTrend technology from the date of acquisition through June 1997 was $1.7 million. The Leprechaun technology was acquired in January 1996 and was developed until July 1997 when the Company concluded that a commercially viable product could not be completed and the project was abandoned. Purchased R&D from the Technocom assets was not material to the operation of the Company. The investment in product development made by the Company in the Leprechaun technology from the date of acquisition through July 1997 was $1.4 million. In connection with the acquisitions of Purview Technologies, Inc. and csd Software GmbH in 1997, the Company allocated an aggregate of $15.9 million of the respective purchase prices to incomplete research and development projects. These costs were expensed as of the acquisition dates and the allocations represent the estimated fair values related to the incomplete projects determined by appraisals using appropriate assumptions and valuation techniques. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in these acquisitions has required substantial additional development by the Company. The Purview acquisition was completed in January 1997 and a commercially viable product was shipped in September 1997. The product development investment in the Purview technology made by the Company from the date of acquisition through September 1997 was $0.4 million. The csd acquisition was completed in January 1997 and the acquired company continued to ship its existing technology. In August 1997, the Company first shipped the CCM product based on the acquired technology and on a Windows NT Advanced Server. The product development investment made by the Company from the date of acquisition through August 1997 was approximately $1.5 million. CCM uses client/server architecture that was incomplete at the time of the acquisition. CCM development continues and a version of the product with an open API for network management partners was shipped in the spring of 1998. The additional product development investment required through the spring of 1998 was $3.2 million.

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

     On October 29, 1997, the Company announced it would refocus its international sales organization to concentrate on the Desktop Management Business and would close its offices in Sydney, Paris and London, while strengthening its presence in Starnberg, Germany. As a result, the Company recorded a restructuring charge related to the write-off and write-down of certain assets, accruing the costs related to the reduction of its international workforce (excluding csd Software GmbH) primarily in the technical support and sales and marketing departments and accruing the associated costs with closing its international locations (excluding csd Software GmbH). As a result, the Company recorded a restructuring charge of $6.4 million.

INTEREST INCOME, NET. Interest income, net decreased as a percent of total revenue from 2.2% in 1996 to 0.6% in 1997. This decrease was primarily due to lower cash balances available for investment. Interest income, net increased as a percent of total revenue from 0.6% in 1997 to 1.6% in 1998. The increase is primarily a result of the decline in revenue from 1997 to 1998 and an increased cash balance due to the consummation of the Elron Transaction during the first quarter of 1998.

OTHER INCOME. Other income resulted from the gain on sale of equipment sold during the year ended December 31, 1998.

INCOME TAXES.   In the year ended December 31, 1996, the Company incurred a significant operating loss. However, included in the book charges were amounts not currently deductible for income taxes. The 1996 tax provision includes the amount currently payable with an offsetting deferred tax benefit to record a portion of the Company's deferred tax asset. In the year ended December 31, 1997, the Company incurred a significant operating loss for both book and tax purposes and gave benefit to refundable income taxes which offset certain foreign tax provisions and as a result no tax provision was recorded. The Company recorded a book gain on the Sale of Assets to Elron; however, for tax purposes the Company recognized an ordinary loss on this transaction. The provision for 1998 represents additional minimum taxes owed.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has funded its operations to date primarily through private and public placements of capital stock and the net proceeds received from the Elron transaction. At December 31, 1996, 1997, and 1998 the Company had available cash and cash equivalents of $20.8 million, $6.7 million, and $8.0 million, respectively, and working capital of $25.3 million, $3.8 million, and $4.7 million, respectively. As of December 31, 1998, the Company has a $1.2 million letter of credit guarantee outstanding for a subsidiary against a line of credit with a bank.

          Net cash used in operating activities for the years ended December 31, 1996, 1997 and 1998 was $656 thousand, $5.3 million, and $5.6 million, respectively. In 1996, net cash used in operating activities consisted of a $15.9 million net loss from operations which was the result of a $13.3 million charge for purchased incomplete research and development relating to the acquisitions of Leprechaun Software International, Ltd, neTrend Corporation and the LAN Software business from Technocom plc, a $3.0 million charge for asset write-down related to restructure charges, depreciation and amortization of $3.2 million, offset by changes in assets and liabilities of $4.3 million. In 1997, net cash used in operating activities consisted of a $34.8 million loss from operations which was the result of a $15.9 million charge for purchased incomplete research and development relating to the acquisitions of Purview Technologies Inc and csd Software GmbH, a $5.0 million charge for asset write-down related to restructuring charges, depreciation and amortization of $3.4 million, and changes in assets and liabilities of $5.3 million. In 1998, net cash used in operating activities consisted mainly of a net loss of $215 thousand combined with the gain on sale of assets of $6.5 million which is offset by $1.6 million in depreciation and amortization, and changes in assets and liabilities of $423 thousand.

          Net cash (used in) provided by investing activities for the years ended December 31, 1996, 1997 and 1998 was ($9.4) million, ($8.6) million, and $7.4 million, respectively. This primarily reflects purchases of property and equipment of $4.5 million, $1.7 million, and $878 thousand respectively. Direct costs in 1996 relate to the acquisition of Leprechaun Software International, Ltd, neTrend Corporation, and the LAN software business of Technocom plc, of $628 thousand, $2.3 million, and $2.0 million, respectively. Direct costs in 1997 relate to the acquisition of csd Software GmbH, and Purview Technologies Inc., of $5.8 million and $1.1 million, respectively. The purchase of property and equipment in 1998 was offset by $8.3 million in proceeds from assets held for sale, net of transaction costs pertaining to the Elron Transaction.

          Net cash used in financing activities for the years ended December 31, 1996, 1997 and 1998 was $2.6 million, $169 thousand, and $226 thousand, respectively. In 1996, this was a result of principal repayments on obligations of capital leases of $1.2 million and the purchase of treasury stock of $1.6 million. In 1997, this was a result of the exercise of stock options of $28 thousand and the sale of stock under the Employee Stock Purchase Plan of $73 thousand which were partially offset by the purchase of treasury stock of $47 thousand and principal repayments of obligations under capital leases of $223 thousand. In 1998, this was a result of the exercise of stock options of $64 thousand, the sale of stock under the Employee Stock Purchase Plan of $66 thousand and offset by the principal payments on obligations under capital lease of $356 thousand.

          The Company believes that its existing cash balances, funds generated from operations, and available borrowings under its line of credit will be sufficient to finance the Company's operations through December 1999. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

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


CCM PRODUCT MARKETING STRATEGY

     The target market for the CCM products is entirely different from the target market for the products the Company has marketed and sold prior to the acquisition of csd Software GmbH. The target market for CCM products consists primarily of large corporations such as Deutsche Telekom and Munich Reinsurance (both existing CCM customers). In addition, CCM product sales per customer are generally in the range of $20,000 to $500,000, as opposed to an average sale per customer for the Company's Groupware products of approximately $2,500. Sales of CCM products pose significantly greater financial risks, and require greater up-front investments in marketing, technical and financial resources, than sales of the Company's historical products. As a result, the Company has adopted a marketing strategy using a direct sales force and in-field service organization. This marketing strategy requires significant investments in additional marketing and technical personnel, retraining of existing personnel, ongoing product development and creation of an in-field service organization. While the Company has developed valuable experience and expertise in Europe, there can be no assurance that the Company will be able to transfer such experience and expertise to the North American market.

          Currently, only one customer accounts for more than 10% the Company's of net revenue. For the twelve months ended December 31, 1998 and 1997, Deutsche Telekom accounted for $3.5 million and $4.5 million, or 18% and 52% of net revenue from the Company's current products. It is possible that the Company's emphasis on its CCM products will result in other customers accounting for more than 10% of the Company's net revenues.


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


FINANCIAL RESOURCES REQUIRED BY THE CCM PRODUCTS

          The Company has estimated that the product development, marketing and sales costs of the CCM products are approximately $0.7 to $1.0 million per month. The Company believes that it has sufficient financial resources to fund these costs through at least December 1999. There can be no assurance that the Company's estimate of the marketing, sales and product development costs of the CCM products will prove correct, that such costs will not increase beyond the Company's available financial resources, or that additional sources of capital, if and when needed, will be sufficient or available.

RAPID TECHNOLOGICAL CHANGE

          The Enterprise Desktop Management and Groupware software markets are characterized by rapid technological developments, changes in customer requirements, evolving industry standards and frequent new product introductions. The Company's future success will depend, in part, upon its ability to enhance its existing applications, develop and introduce new products that take advantage of technological advances, and respond promptly to new customer requirements and evolving industry standards. The Company has made a strategic decision to limit its Groupware marketing efforts to exclusively selling new seats to its existing customer base. The Company has identified a number of enhancements to CCM which it believes are important to its continued success in the Enterprise Desktop Management software market. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, enhancements to its existing products or new products, or that its new products will adequately address the changing needs of the marketplace. Failure by the Company in any of these areas could materially and adversely affect the Company's business, condition (financial and otherwise), prospects and results of operations. In addition, from time to time the Company or its competitors may announce new products with capabilities or technology that could have a potential to replace or shorten the life cycles of the Company's existing products or render such products obsolete. There can be no assurance that announcements by the Company or its competitors of new products will not cause customers to defer purchasing the Company's existing products. In addition, there can be no assurance that future changes in DOS, Windows, Windows NT, UNIX, NetWare or other popular operating systems would not result in incompatibility with the Company's products. The Company's failure to introduce new products on a timely basis that are compatible with operating systems and environments preferred by desktop customer users would have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations.


COMPETITION

          The market for the Company's products is highly competitive, and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting the market for its products include performance, functionality, ease of use, ease of installation, quality, customer support, breadth of product line, speed of product delivery, frequency of upgrades and updates, brand name recognition, company reputation, adherence to industry standards, integration with third-party solutions and price. Certain of the criteria upon which the performance and quality of the Company's Groupware software compete includes speed of response, interoperability with other messaging systems and simplicity of administration. The Company believes that it generally competes favorably with respect to each of these factors; however, there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors. As is the case in many segments of the software industry, the Company may encounter increasing price competition in the future. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations. There can be no assurance that the Company will continue to compete effectively against existing and potential competitors in these markets, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company. (See Business--Competition).

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

          The Company licenses certain products as development tools or as components of its products. If the Company believes that a licensed product continues to be valuable after the expiration of the initial license term, it will seek to extend the term of the license. There can be no assurance that the Company will be able to extend the term of expiring licenses, or that the economic arrangements for such extensions would be comparable to the arrangements in effect during the initial license term.


INCLUSION OF ENTERPRISE DESKTOP MANAGEMENT AND GROUPWARE IN SYSTEM SOFTWARE AND APPLICATION SUITES

          In the future, vendors of operating system software and applications sold for a single price (generally referred to as application suites) may continue to enhance their products to include certain functions that are currently provided most often by Enterprise Desktop Management and Groupware software or may bundle these products in their application suites at no additional charge. The widespread inclusion of the functions provided by the Company's products as standard features of operating system software could, particularly if the quality of such functions were comparable to that of the Company's products, render the Company's products obsolete and unmarketable. Furthermore, even if the Enterprise Desktop Management and Groupware software functions provided as standard features by operating systems are more limited than those of the Company's products, there is no assurance that a significant number of customers would not elect to accept such functions in lieu of purchasing additional software. If the Company were unable to develop new Enterprise Desktop Management and Groupware software products to further enhance operating systems and to replace successfully any obsolete products, the Company's business, condition (financial or otherwise), prospects and results of operations would be materially and adversely affected.


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


INDIRECT CHANNELS OF DISTRIBUTION

          The Company markets its Enterprise Desktop Management and Groupware products through distributors and resellers in addition to its direct sales force. These distributors and resellers also sell other products that are complementary to, or compete with, those of ON. There can be no assurance that these distributors and resellers will not give greater priority to products of other suppliers. They have no long-term obligation to purchase products from the Company. Since the Company's agreements with its distributors provide for a right of return, revenue recognized upon sales to distributors is subject to a reserve for returns. Although management believes that the current reserve balance is adequate to cover this exposure, there can be no assurance that any future period reserves for returns will be adequate. In addition, the Company may be unaware of the nature and scope of the representations made to customers by these distributors and resellers. For example, they could make representations to customers about the Company's current and future products that are inaccurate or incomplete. This could result in the products not meeting the customers' expectations or requirements. Although the Company's agreements with its distributors generally provide the Company with recourse against unauthorized action taken by the distributors, there can be no assurance that the Company could recover adequate compensation to cover the damage caused by an inaccurate representation.


PROPRIETARY TECHNOLOGY

          The Company's success is heavily dependent upon its proprietary software technology. The Company relies on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect its proprietary rights in its software.

          The Company uses a printed "shrink-wrap" license for users of its Groupware products distributed through traditional distribution channels in order to protect its copyrights and trade secrets in those products. Since these shrink-wrap licenses are not signed by the licensee, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology. If the printed shrink-wrap licenses prove to be unenforceable, this may have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations .

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

          The Company has obtained registrations in the United States for the following trademarks: ON Technology, Notework, Meeting Maker, ON Technology & Design, ON Location, Instant Update and DaVinci email. The Company has filed for the trademark ON Command CCM in the United States, the European Community, Canada and Australia. The Company has obtained only four foreign registrations of its Notework mark and two foreign registrations of its Meeting Maker mark, due to significant costs involved in obtaining foreign registrations. As a result, the Company may not be able to prevent a third party from using its trademarks in many foreign jurisdictions. The Company has not to date registered any of its copyrights.

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

INTERNATIONAL REVENUE

          In fiscal 1996, 1997 and 1998, total revenue from international licenses (license revenue from outside the United States) represented approximately 17%, 37% and 54%, respectively, of the Company's total revenue. The Company expects that international revenue may constitute a significantly greater portion of the Company's total revenue in 1999. Accordingly, a greater percentage of the Company's total revenue will be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue.

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

GROUPWARE BUSINESS

          The Company has made the strategic decision to limit its Groupware marketing efforts to exclusively selling new seats to its existing customer base, while focusing the majority of its management, financial and technical resources on the Enterprise Desktop Management products. The Company believes that in the short-term the Company can significantly reduce the costs associated with the Groupware products while continuing to generate cash flow from the sale of these products. However, there can be no assurance that cash flow from the sale of the Groupware products will not decrease faster than expected. In addition, over the longer term, the Company's strategic decision to cease marketing the Groupware products to new customers will lead to an erosion of the customer base and a reduction of revenue from such products.

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

STRATEGIC REORGANIZATION

          On July 29, 1997, the Company reorganized and restructured its operations. On October 29, 1997, additional restructuring actions were implemented. These actions were designed to focus the Company on the Enterprise Desktop Management business. To date, the implementation of this new corporate strategy has included hiring a new Chief Executive Officer, electing a new Chairman of the Board of Directors, de-emphasizing the acquisition of new customers in the Company's Groupware business; the sale of the Company's Network Management and Security business; discontinuing sales of the Company's virus protection software; closing or reducing the Company's offices in Sydney, Australia; Paris, France; London, United Kingdom; and Munich, Germany while building up the Company's office in Starnberg, Germany and laying off approximately 118 employees. There can be no assurance that the Company's new corporate strategy will be successfully implemented. Furthermore, there can be no assurance that the Company will not engage in further reorganizations or restructurings in the future.


VARIABILITY OF QUARTERLY OPERATING RESULTS

          The Company's licensing activity and results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include, among other factors, the volume and timing of new and repeat orders, the introduction or announcement of new products or product enhancements by ON or third parties, failure to ship trials, changes in response rates to the Company's mailings and telemarketing programs, interruption in the Company's overnight delivery, telephone or internal networks and databases, work stoppages, changes in product prices, changes in operating expenses, changes in product mix, increase in international sales as a percentage of total revenue, seasonality, trends in the computer industry, unavailability of product, potential software viruses and perceived threats thereof, customer order deferrals, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. While to date, the Company has not experienced any work stoppages or unavailability of products, there can be no assurance any of such events will not occur in the future. The occurrence of any such event could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations. Because of the nature of its distribution methods for its Groupware, the Company has virtually no backlog with respect to such products and generally cannot predict when users will license such products. As a result of the longer enterprise sales and product roll-out cycle for CCM, the Company will be better able to assess anticipated customer orders for CCM. Historically, repeat orders have accounted for a significant portion of the Company's total revenue; however, there can be no assurance that the Company will be able to sustain current repeat order rates in the future in light of the de-emphasis in marketing efforts for the Groupware products. Furthermore, since the Company's cost of total revenue is relatively low and its operating expenses are relatively fixed, any revenue shortfall in a quarter will result in a substantially similar shortfall in net income. In addition, significant quarterly fluctuations in licensing activity will cause significant fluctuations in the Company's cash flows and cash equivalents, accounts receivable and deferred revenue accounts on the Company's balance sheet.

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

          Over the past year, the Company has made substantial modifications and improvements to its operational software. An integral part of this process has been to review all newly purchased and internally developed software for Year 2000 compliance. The Company has completed a preliminary evaluation of all of the existing software used in its internal systems and operations and expects that such software will be Year 2000 compliant by the end of the third quarter of 1999, at a cost not expected to exceed $250 thousand. The Company is still evaluating various hardware and equipment components used in its operations and also expects to be Year 2000 compliant in this area by the end of the third quarter of 1999, at cost not expected to exceed $50 thousand. The Company believes that although these costs are not material to its business, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems greatly exceeds the Company's current estimates, the Year 2000 issue could have a material adverse impact on the Company's business, condition (financial or otherwise), prospects and results of operations.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not hold any market risk sensitive instruments.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DOCUMENTS

         The information required by this item is set forth at the end of this Form 10K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1999.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements:

                                                               Page Number
                                                               -----------

          Report of Independent Public Accountants                    27
          Consolidated Balance Sheets:
            December 31, 1998 and 1997                                28
          Consolidated Statements of Operations:
            Years ended December 31, 1998, 1997 and 1996              29
          Consolidated Statements of  Stockholders' Equity:
            Years ended December 31, 1998, 1997 and 1996              30
          Consolidated Statements of Cash Flows:
            Years ended December 31, 1998, 1997 and 1996           31-32
          Notes to the Consolidated Financial Statements           33-48

          Other Schedules are omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits: See Index to Exhibits on Page 50. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b)       Reports on Form 8-K: None were filed in the fourth quarter of 1998.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ON Technology Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of ON Technology Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ON Technology Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                              /s/ Arthur Andersen LLP
                                              -----------------------
                                              Arthur Andersen LLP
                                              Boston, Massachusetts
                                              January 20, 1999

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                                1998                         1997
                                                                    ----------------------    ---------------------------
ASSETS
Current Assets:
Cash and cash equivalents                                             $              8,001      $                   6,679
Accounts receivable, net of allowance
      of $954 and $2,975, respectively                                               3,384                          2,970
Inventories                                                                             74                            267
Prepaid expenses and other current assets                                              755                          2,508
Assets held for sale, net                                                              ---                          1,755
                                                                      --------------------     --------------------------
      Total current assets                                                          12,214                         14,179
                                                                      --------------------     --------------------------
Property and Equipment, at cost:
Computers and equipment                                                              3,774                          2,892
Equipment under capital leases                                                         193                          2,443
Furniture and fixtures                                                                 239                            292
                                                                      --------------------     --------------------------
Less-Accumulated depreciation and amortization                                       2,370                          3,477
                                                                      --------------------     --------------------------
                                                                                     1,836                          2,150
                                                                      --------------------     --------------------------

Other assets and deposits                                                               80                             81
Purchased intangible assets, net of  $1,539 and $1,106
      of accumulated amortization, respectively                                        539                            972
                                                                      --------------------     --------------------------
                                                                      $             14,669      $                  17,382
                                                                      ====================     ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations                          $                 10      $                     356
Accounts payable                                                                     4,399                          5,072
Accrued expenses                                                                     1,257                          3,719
Reserve for distributor inventories                                                    120                            216
Deferred revenue                                                                     1,742                          1,013
                                                                      --------------------    ---------------------------
      Total current liabilities                                                      7,528                         10,376
                                                                      --------------------    ---------------------------
Capital lease obligations, net of current portion                                      ---                             10
                                                                      --------------------    ---------------------------

Commitments (Note 6)

Stockholders' Equity:
Preferred stock, Authorized - 2,000,000 shares
      Issued- none                                                                     ---                            ---
Common stock, $.01 par value - Authorized - 20,000,000 shares
      Issued and outstanding - 12,376,095 shares and
        12,223,213 shares,  respectively                                               124                            122
Additional paid-in capital                                                          62,793                         62,665
Deferred compensation                                                                  ---                           (229)
Accumulated deficit                                                                (55,695)                       (55,480)
Accumulated other comprehensive income                                                 (34)                           (35)
Treasury stock  (15,000 shares at cost)                                                (47)                           (47)
                                                                      --------------------    ---------------------------
      Total stockholders' equity                                                     7,141                          6,996
                                                                      --------------------    ---------------------------
                                                                      $             14,669      $                  17,382
                                                                      ====================    ===========================

      The accompanying notes are an integral part of these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 For the Years Ended December 31,
                                                                ------------------------------------------------------------------
                                                                        1998                   1997                   1996
                                                                --------------------    -------------------    -------------------
Revenue:
Net product revenue                                               $           15,089      $          36,630      $          50,165
Other revenue                                                                  4,921                  4,652                  1,627
                                                                 -------------------      -----------------     ------------------

       Total revenue                                                          20,010                 41,282                 51,792
                                                                 -------------------      -----------------     ------------------

Operating expenses:

Cost of product revenue                                                        3,890                  9,315                 11,951
Sales and marketing                                                           10,715                 22,172                 24,176
Research and development                                                       9,044                 12,461                  9,456
General and administrative                                                     3,412                  5,501                  4,407
Charge for purchased incomplete research
     And development                                                             ---                 15,898                 13,285
Charge for restructuring                                                         ---                 10,940                  5,415
Gain on Sale of Assets                                                        (6,518)                   ---                    ---
                                                                 -------------------      -----------------     ------------------
       Loss from operations                                                     (533)               (35,005)               (16,898)
Interest expense                                                                 (71)                  (178)                  (250)
Interest income                                                                  416                    411                  1,384
                                                                 -------------------      -----------------     ------------------
       Loss before provision
              For income taxes                                                  (188)               (34,772)               (15,764)
Provision for income taxes                                                       (27)                   ---                    (97)
                                                                 -------------------      -----------------     ------------------
       Net loss                                                   $             (215)     $         (34,772)     $         (15,861)
                                                                 ===================      =================     ==================

     Basic loss per share                                         $            (0.02)     $           (2.88)     $           (1.46)
                                                                 ===================      =================     ==================

     Diluted loss per share                                       $            (0.02)     $           (2.88)     $           (1.46)
                                                                 ===================      =================     ==================

     Basic weighted average shares outstanding                            12,280,953             12,079,264             10,853,814
                                                                 ===================      =================     ==================

     Diluted weighted average shares outstanding                          12,280,953             12,079,264             10,853,814
                                                                 ===================      =================     ==================

      The accompanying notes are an integral part of these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                                Stockholder's Equity
                                      --------------------------------------------------------------------------------------------

                                         Common Stock                                                              Treasury Stock
                                      -------------------                                                        -----------------
                                        Number   $.01 Par    Additional                               Cumulative   Number
                                         of                  Paid-in     Deferred      Accumulated    Translation   of
                                        shares    value       Capital    Compensation    Deficit      Adjustment   shares   Cost

                                      --------------------------------------------------------------------------------------------
Balance , December 31, 1995              10,180    $102       $45,051          $ ---      $ (4,847)        $ ---      ---  $   ---

Issuance of common stock in
     Connection with acquisitions           727       7        10,351            ---           ---           ---      ---      ---
Sale of common stock under the
     Employee Stock Purchase Plan             9     ---            93            ---           ---           ---      ---      ---
Exercise of common stock options             92       1           142            ---           ---           ---      ---      ---
Purchase  of treasury stock                 ---     ---           ---            ---           ---           ---     (258)  (1,634)
Cumulative translation adjustment           ---     ---           ---            ---           ---            88      ---      ---
Net loss                                    ---     ---           ---            ---       (15,861)          ---      ---      ---
Comprehensive loss                          ---     ---           ---            ---           ---           ---      ---      ---
                                        ------------------------------------------------------------------------------------------
Balance, December 31, 1996               11,008     110        55,637            ---       (20,708)           88     (258)  (1,634)

Issuance of common stock in
     Connection with acquisitions         1,150      12         6,535            ---           ---           ---      258    1,634
Sale of common stock under the
     Employee Stock Purchase Plan            23     ---            73            ---           ---           ---      ---      ---
Exercise of common stock options             42     ---            28            ---           ---           ---      ---      ---
Deferred compensation related to
     grants of common stock options         ---     ---           392           (392)          ---           ---      ---      ---
Amortization of deferred
     Compensation related to grants
     of common stock options                ---     ---           ---            163           ---           ---      ---      ---
Purchase of treasury stock                  ---     ---           ---            ---           ---           ---      (15)     (47)
Cumulative translation adjustment           ---     ---           ---            ---           ---          (123)     ---      ---
Net loss                                    ---     ---           ---            ---       (34,772)          ---      ---      ---
Comprehensive loss                          ---     ---           ---            ---           ---           ---      ---      ---
                                        ------------------------------------------------------------------------------------------
Balance, December 31, 1997               12,223     122        62,665           (229)      (55,480)          (35)     (15)     (47)

Sale of common stock under the
     Employee Stock Purchase Plan            58       1            65            ---           ---           ---      ---      ---
Exercise of common stock options             95       1            63            ---           ---           ---      ---      ---
Amortization of deferred
     Compensation related to grants
     of common stock options                ---     ---           ---            229           ---           ---      ---      ---
Cumulative translation adjustment           ---     ---           ---            ---           ---             1      ---      ---
Net loss                                    ---     ---           ---            ---          (215)          ---      ---      ---
Comprehensive loss                          ---     ---           ---            ---           ---           ---      ---      ---
                                        ------------------------------------------------------------------------------------------
Balance, December 31, 1998               12,376    $124       $62,793          $ ---      $(55,695)        $  34)     (15) $    47)
                                        ==========================================================================================


                                       ---------------------------
                                                     Comprehensive
                                        Total           Income
                                       ---------------------------
Balance , December 31, 1995            $ 40,306         $    ---

Issuance of common stock in
     Connection with acquisitions        10,358              ---
Sale of common stock under the
     Employee Stock Purchase Plan            93              ---
Exercise of common stock options            143              ---
Purchase  of treasury stock              (1,634)             ---
Cumulative translation adjustment            88               88
Net loss                                (15,861)         (15,861)
Comprehensive loss                          ---          (15,773)
                                       --------         --------
Balance, December 31, 1996               33,493              ---

Issuance of common stock in
     Connection with acquisitions         8,181              ---
Sale of common stock under the
     Employee Stock Purchase Plan            73              ---
Exercise of common stock options             28              ---
Deferred compensation related to
     grants of common stock options         ---              ---

Amortization of deferred
     Compensation related to grants
     of common stock options                163              ---
Purchase of treasury stock                  (47)             ---
Cumulative translation adjustment          (123)            (123)
Net loss                                (34,772)         (34,772)
Comprehensive loss                          ---          (34,895)
                                       --------         --------

Balance, December 31, 1997                6,996              ---

Sale of common stock under the
     Employee Stock Purchase Plan            66              ---
Exercise of common stock options             64              ---
Amortization of deferred
     Compensation related to grants
     of common stock options                229              ---
Cumulative translation adjustment             1                1
Net loss                                   (215)            (215)
Comprehensive loss                          ---             (214)
                                       --------         --------
Balance, December 31, 1998             $   ,141         $    ---
                                       ========         ========

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                            YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                         1998         1997            1996
                                                                    ------------   ----------      -----------
Cash Flows from Operating Activities:
   Net loss                                                         $     (215)     $   (34,772)   $  (15,861)
Adjustments to reconcile net loss
to net cash used in operating activities

   Charge for purchased incomplete research and development                ---           15,898        13,285
   Asset write-down related to restructuring charge                        ---            4,975         3,048
   Gain on sale of assets                                               (6,518)             ---           ---
   Depreciation and amortization                                         1,580            3,384         3,217
   Change in direct marketing costs                                        ---               31        (1,074)
   Amortization of deferred compensation                                   229              163           ---
   Change in net deferred income taxes                                     ---            1,543          (481)
   Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                                  (443)           7,240        (3,211)
     Inventories                                                           191            1,001           524
     Prepaid expenses and other current assets                           1,744             (827)       (1,440)
     Accounts payable                                                     (323)          (1,402)        1,823
     Accrued expenses                                                   (2,460)             345           (11)
     Reserve for distributor inventories                                   (96)              12          (730)
     Deferred revenue                                                      735           (2,858)          255
                                                                    ----------      -----------    ----------

        NET CASH USED IN OPERATING ACTIVITIES                           (5,576)          (5,267)         (656)
                                                                    ----------      -----------    ----------

Cash Flows from Investing Activities:
   Decrease (increase) in other assets and deposits                          1                5           (27)
   Purchase of property and equipment, net                                (878)          (1,728)       (4,476)
   Purchase of Leprechaun Software International, Ltd,
      net of cash acquired                                                 ---              ---          (628)
   Purchase of technology from neTrend Corporation                         ---              ---        (2,260)
   Purchase of certain assets from Technocom plc                           ---              ---        (1,963)
   Purchase of Purview Technologies, Inc, net of cash acquired             ---           (1,121)          ---
   Purchase of csd Software GmbH, net of cash acquired                     ---           (5,781)          ---
   Proceeds from assets held for sale, net of transaction costs          8,273              ---           ---

                                                                    ----------      -----------    ----------

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               7,396           (8,625)       (9,354)
                                                                    ----------      -----------    ----------

Cash Flows from Financing Activities:
   Exercise of stock options                                                64               28           143
   Sale of stock under the Employee Stock Purchase Plan                     66               73            93
   Purchase of treasury stock                                              ---              (47)       (1,634)
   Principal repayments on obligations under capital lease                (356)            (223)       (1,168)
                                                                    ----------      -----------    ----------

        NET CASH USED IN FINANCING ACTIVITIES                             (226)            (169)       (2,566)
                                                                    ----------      -----------    ----------

   Effect of exchange rates on cash and cash equivalents                  (272)             (34)           12

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     1,322          (14,095)      (12,564)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           6,679           20,774        33,338
                                                                    ----------      -----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    8,001      $     6,679    $   20,774
                                                                    ==========      ===========    ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)
                            (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------
                                                           1998              1997              1996
                                                       --------------    --------------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Acquisition of equipment under capital leases          $          ---    $          ---    $        91
                                                       ==============    ==============    ===========

Acquisition of Leprechaun Software International, Ltd
       Fair value of assets acquired                   $          ---    $          ---    $     1,158
       Fair value of stock issued                                 ---               ---           (158)
       Liabilities assumed                                        ---               ---           (370)
       Cash acquired                                              ---               ---             (2)
                                                       --------------    --------------    -----------
      Cash paid for acquisition and direct costs
      net of cash acquired                             $          ---    $          ---    $       628
                                                       ==============    ==============    ===========

Acquisition of intangible assets from
      neTrend Corporation and Vimal Vaidya
       Fair value of assets acquired                   $          ---    $          ---    $    12,460
       Fair value of stock issued                                 ---               ---        (10,200)
                                                       --------------    --------------    -----------

      Cash paid for acquisition and direct costs       $          ---    $          ---    $     2,260
                                                       ==============    ==============    ===========

 Acquisition of Technocom plc
       Fair value of assets acquired                   $          ---    $          ---    $     1,963


      Cash paid for acquisition and direct costs       $          ---    $          ---    $     1,963
                                                       ==============    ==============    ===========

Acquisition of Purview Technologies, Inc.
       Fair value of assets acquired                   $          ---    $        2,379    $       ---
       Fair value of stock issued                                 ---            (1,139)           ---
       Liabilities assumed                                        ---              (107)           ---
       Cash acquired                                              ---               (12)           ---
                                                       --------------    --------------    -----------

      Cash paid for acquisition and direct costs
      net of cash acquired                             $          ---    $        1,121    $       ---
                                                       ==============    ==============    ===========

Acquisition of csd Software GmbH
       Fair value of assets acquired                   $          ---    $       17,949    $       ---
       Fair value of stock issued                                 ---            (7,042)           ---
       Liabilities assumed                                        ---            (5,100)           ---
       Cash acquired                                              ---               (26)           ---
                                                       --------------    --------------    -----------
      Cash paid for acquisition and direct costs
      net of cash acquired                             $          ---    $        5,781    $       ---
                                                       ==============    ==============    ===========

Cash paid for-
         Interest                                      $           71    $          178    $       205
                                                       ==============    ==============    ===========

         Income taxes                                  $           37    $        1,181    $     1,302
                                                       ==============    ==============    ===========

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

Management Estimates and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

     The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the software industry, change in marketing strategy, competition, rapid technological changes, and dependence on key individuals.

Revenue Recognition

     Revenue from software product sales is recognized upon shipment of the product to customers where the Company has no significant vendor obligations. During the years ended December 31, 1997 and 1996, the Company sold advertising space in its catalog for cash or received third party advertising product. Revenue for catalog advertising space for cash is recognized the day the catalog is mailed to customers. Revenue for third party advertised product received is recognized as each item is sold. During the year ended December 31, 1998, the Company did not earn revenue from sales of catalog advertising space due to the sale of its catalog business to Elron Software, Inc. (Elron) a wholly-owned subsidiary of Elron Electronics Industries (see Note 12). The deferred revenue balance at December 31, 1998 and 1997 relates primarily to revenue on software maintenance contracts, which is recognized ratably as it is earned. The reserve for distributor inventories balance at December 31, 1998 and 1997 relates to sales to distributors for which the Company has accrued its estimate of future distributor returns when the product was shipped. In addition, the Company accrues the costs associated with providing telephone support related to certain products.

Cash and Cash Equivalents

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its cash equivalents as held-to-maturity and recorded them at amortized cost, which approximates market value. The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consisted of commercial paper and money market funds at December 31, 1998 and 1997.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Fair Value of Financial Instruments

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable and capital leases. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1998 and 1997. The estimated fair values have been determined through information obtained from market sources and management estimates.

Direct Marketing Costs

     As part of the sale of assets (see Note 12), the Company no longer capitalized any direct marketing costs. For the years ended December 31, 1997 and 1996, the Company recorded $5,891 and $7,387 of direct marketing expense, respectively, for costs capitalized in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 93-7, Reporting on Advertising Costs.

Inventories

     The Company values inventories at the lower of cost (first-in, first-out) or market. The components of inventories are as follows:

(Dollars in thousands)                                               1998                       1997
                                                              -------------------       --------------------
Raw Materials........................................          $               14        $                94
Finished Goods.......................................                          60                        173
                                                               ------------------        -------------------
                                                               $               74        $               267
                                                               ==================       ====================

Depreciation

     The Company provides for depreciation by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, using the straight-line method, as follows:

                                                                                         ESTIMATED
                           ASSET CLASSIFICATION                                         USEFUL LIFE
                           --------------------                                      -----------------
Computers and equipment..........................................................        3-7 Years
Equipment acquired under capital leases..........................................      Life of lease
Furniture and fixtures...........................................................        5-7 Years

Impairment of Long-lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. At each balance sheet date, the Company evaluates the realizability of goodwill based on profitability expectations, using the undiscounted cash flow method, for each subsidiary having a material goodwill balance. Based on its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1998.

Software Development Costs

     Costs incurred in the development of computer software to be sold have been expensed as research and development costs in the accompanying consolidated statements of operations, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The costs incurred subsequent to the attainment of technological feasibility in 1998, 1997 and 1996 are insignificant and accordingly have been charged to research and development. The Company has recorded charges for purchased incomplete research and development related to the acquisitions discussed in Note 2. In each case, the Company determined that technological feasibility of the in-process purchased technology acquired had not been established and that the technology had no alternative future use.

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

Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations of credit. The Company's financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains the majority of cash balances with four financial institutions. The Company's accounts receivable credit risk is not concentrated within any geographic area. During the year ended December 31, 1998, one customer accounted for $3.5 million of desktop management revenue (see Note 11) or 17% of consolidated revenues. During the years ended December 31, 1997 and 1996, respectively, no single customer accounted for greater than 10% of revenues or represented a significant credit issue to the Company.

Loss per Share

     The Company calculates loss per share in accordance with SFAS 128, Earnings Per. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is the same as basic loss per share since the effect of stock options would be anti-dilutive.

     Anti-dilutive securities which consist of stock options, that were not included in diluted loss per share were 1,764,968, 1,935,628 and 1,022,906 for the years ended December 31, 1998, 1997 and 1996, respectively.

Comprehensive Loss

     The Company adopted SFAS 130, "Reporting Comprehensive Income", effective January 1, 1998 and has disclosed comprehensive income (loss) for all periods presented in the accompanying consolidated statements of stockholder's equity. SFAS 130 establishes standards for reporting and display of comprehensive income
(loss) and its financial statements. The Company's only item of other comprehensive income (loss) relates to cumulative translation adjustment, and is presented separately on the balance sheet as required.

New Accounting Standards

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

          In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement applies to all entities and is effective for all fiscal quarters beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. As of December 31, 1998 and during the three year period then ended the Company did not hold any derivative instruments or have any hedging activities. The Company does not expect adoption of this Statement to have a significant impact on its financial position or results of operations.

(2)  ACQUISITIONS

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

(Dollars in thousands)

          Acquired technology......................................     $        676
          Purchased incomplete research and development............           11,784
                                                                        ------------
                                                                        $     12,460
                                                                        ============

     As consideration, the Company paid $2,000 in cash, issued 717,300 shares of common stock with a fair value of $14.22 per share and incurred $260 in direct acquisition costs (see Note 12).

Acquisition of Leprechaun Software International, Ltd.

     On March 6, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Leprechaun Software International, Ltd., a company engaged in the development of an anti-virus software product. The aggregate purchase price including direct acquisition costs of $1,158 was allocated based on fair value of the tangible and intangible assets acquired as follows:

(Dollars in thousands)

          Current assets.........................................................    $         51
          Property and equipment.................................................              13
          Purchased intangible assets, including acquired technology.............             157
          Purchased incomplete research and development..........................             937
                                                                                    -------------
                                                                                     $      1,158
                                                                                    =============

     As consideration, the Company paid $330 in cash, $200 in notes, issued 9,471 shares of common stock of the Company with a fair value of $16.68 per share, assumed $370 in liabilities and incurred $100 in direct acquisition costs. This transaction was accounted for as a purchase and, accordingly, the results since March 6, 1996, are included in the accompanying consolidated financial statements. Included in purchased intangible assets are amounts related to acquired technology and goodwill (see Note 3).

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Acquisition of Technocom plc.

     On March 29, 1996, the Company acquired certain assets of Technocom plc's LAN software distribution business. The aggregate purchase price including direct acquisition costs of $1,963 was allocated based on the fair value of the tangible and intangible assets acquired as follows:

(Dollars in thousands)
          Property and equipment........................................           $         110
          Purchased intangible assets, including acquired technology....                   1,289
          Purchased incomplete research and development.................                     564
                                                                                   -------------
                                                                                   $       1,963
                                                                                   =============

     As consideration, the Company paid $1,803 in cash and incurred $160 in direct acquisition costs. Also, included in cost of product revenue for the year ended December 31, 1996 is a $571 charge for the elimination of profit for inventory previously sold to Technocom plc. This transaction was accounted for as a purchase and, accordingly, the results since March 29, 1996, are included in the accompanying consolidated financial statements. Included in purchased intangible assets are amounts related to acquired technology, goodwill, trade names and customer lists (see Note 3).

Acquisition of Purview Technologies, Inc.

     On January 24, 1997, the Company acquired all of the capital stock of Purview Technologies, Inc., a company engaged in Internet access monitoring and management software. The aggregate purchase price of $2,379 was allocated based on the fair market value of the tangible and intangible assets acquired as follows:

        (Dollars in thousands)
        Current Assets......................................................       $         51
        Purchased intangible assets, including acquired technology..........                210
        Purchased incomplete research and development.......................              2,118
                                                                                   ------------
                                                                                   $      2,379
                                                                                   ============

     As consideration, the Company paid $1,000 in cash and issued 205,251 shares of common stock with a fair market value of $5.55 per share, assumed $107 in liabilities, and incurred $133 in direct acquisition costs. This transaction was accounted for as a purchase and accordingly, the results since January 24, 1997, are included in the accompanying condensed consolidated financial statements (see Note 12).

Acquisition of csd Software GmbH (csd)

     On January 28, 1997, Wilma 96 Vermogensverwaltungs GmbH ("Wilma GmbH") a wholly-owned subsidiary of the Company purchased all of the capital stock of csd, a German corporation engaged in the development of PC desktop software management tool products. The aggregate purchase price of $15,048 was allocated based on the fair market value of the tangible and intangible assets acquired as follows:

        (Dollars in thousands)
        Purchased intangible assets, including acquired technology.........        $       1,268
        Purchased incomplete research and development......................               13,780
                                                                                   -------------
                                                                                   $      15,048
                                                                                   =============

     As consideration, the Company paid $5,000 in cash and issued 1,253,854 shares of common stock of the Company with a fair value of $5.62, assumed $5,100 in liabilities, and incurred $734 in direct acquisition costs. This transaction was accounted for as a purchase, and accordingly; the results since January 28, 1997, are included in the accompanying condensed consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     For all acquisitions in 1997 and 1996, intangible assets are being amortized on a straight-line basis over the estimated useful life not to exceed three years. The portion of the purchase price allocated to incomplete research and development projects that had not yet reached technological feasibility and did not have any future alternative use was expensed as purchased incomplete research and development as of the acquisition dates. The amounts allocated to incomplete research and development projects represent the estimated fair value related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair value of the purchased intangible assets. To bring these projects to technological feasibility, high risk development and testing issues needed to be resolved which required substantial additional effort and testing.

     The neTrend technology was acquired in January 1996 and a limited product based on the acquired technology was shipped in June 1996. Development continued in the product throughout 1996 and 1997 and a commercially viable product was shipped in June 1997. The product development investment made by the Company in the neTrend technology from the date of acquisition through June 1997 was approximately $1.7 million. The Leprechaun technology was acquired in January 1996 and was developed until July 1997 when the Company concluded that a commercially viable product could not be completed and the project was abandoned. The investment in product development made by the Company in the Leprechaun technology from the date of acquisition through July 1997 was approximately $1.4 million. Purchased incomplete research and development from the Technocom assets were not material to the operation of the Company.

     The Purview acquisition was completed in January 1997 and a commercially viable product was shipped in September 1997. The product development investment in the Purview technology made by the Company from the date of acquisition through September 1997 was approximately $0.4 million. The csd acquisition was completed in January 1997 and the acquired company continued to ship its existing technology. In August 1997, the Company first shipped the CCM product based on the acquired technology and on Windows NT Advanced Server. The product development investment made by the Company from the date of acquisition through August 1997 was approximately $1.5 million. CCM uses client/server architecture that was incomplete at the time of the acquisition. CCM development continued and a version of the product with an open API for network management partners was shipped in the spring of 1998. The additional product development investment required through the spring of 1998 was approximately $3.2 million.

(3)  CHARGE FOR RESTRUCTURING.

     On August 6, 1996, the Company announced that it had implemented a reorganization of its operations and a restructuring plan (the "96 Plan"). The 96 Plan included write-offs and write-downs of certain assets, including accruing the costs related to a 75 employee reduction in the Company's work force, of which 63 were in technical support and sales and marketing departments, and the de-emphasis of certain product lines, resulting in a non-recurring charge of $5,415. Included in the 96 Plan was an additional inventory write-down of $2,026 which is included in cost of product revenue in accordance with Emerging Issues Task Force (EITF) 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.

The following are the significant components of the $5,415 charge for restructuring:

(Dollars in thousands)                                 Restructure       Non-Cash             Cash
                                                         Charge          Portion           Disbursed
Employee severance, benefits and related costs        $      1,531     $       ---      $      1,531
Write-off and write-down of assets to net
realizable value excluding inventory                         3,522           3,048               474
Provision for costs in closing facilities                      362             ---               362
                                                      ------------     -----------      ------------
                                                      $      5,415     $     3,048      $      2,367
                                                      ============     ===========      ============

     On July 29, 1997, the Company announced that it had implemented a reorganization of its operations and a restructuring plan (the "97 Plan"). The 97 Plan included write-offs and write-downs of certain assets,

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (dollars in thousands, except per share data)

including accruing the costs related to a 68 employee reduction in the workforce, of which 59 were in the technical support and sales and marketing departments. In addition, the Company has exited from the anti-virus business and de-emphasized its investment in new customer acquisitions for the Company's groupware, network management and security businesses. As a result of the 97 Plan the Company recorded a restructuring charge of $4,530. Included in the 97 Plan was an additional inventory write-down of $849 which is included in cost of product revenue in accordance with EITF 96-9.

The following are the significant components of the $4,530 charge for restructuring:

(Dollars in thousands)                            Restructure          Non-Cash             Cash             To Be
                                                    Charge             Portion           Disbursed           Paid
Employee severance, benefits and related
costs                                          $       1,980       $       350        $      1,630       $     ---
Write-off and write-down of assets to net
realizable value excluding inventory                   1,346             1,346                 ---             ---
Provision for costs in closing facilities              1,204               ---               1,059             145
                                               -------------       -----------        ------------       ---------
                                               $       4,530       $     1,696        $      2,689       $     145
                                               =============       ===========        ============       =========

The Company anticipates the remaining cash payments to be made over the life of the facility lease which ends in 2001.

     On October 29, 1997, the Company announced that it would seek shareholder approval to sell its Network Management and Network Security Business along with related marketing systems and organization to Elron (see Note 12). Concurrently, the Company announced that it would refocus its international sales organization to concentrate on the Client Management Business and would close its offices in Sydney, Paris and London, while strengthening its presence in Starnberg, Germany. As a result, the Company recorded a restructuring charge related to the write-off and write-down of certain assets, accruing the costs related to the 19 employee reduction of its international workforce (excluding csd) of which 9 were in the technical support and sales and marketing departments and accruing the associated costs with closing its international locations (excluding csd).

The following are the significant components of the $6,410 charge for restructuring:

(Dollars in thousands)                            Restructure          Non-Cash             Cash
                                                    Charge             Portion           Disbursed
Employee severance, benefits and related
costs                                           $         762      $         ---       $        762
Write-off and write-down of assets to net
realizable value                                        3,600              3,280                320
Provision for costs in closing facilities               2,048              1,798                250
                                                -------------      -------------       ------------
                                                $       6,410      $       5,078       $      1,332
                                                =============      =============       ============

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

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (dollars in thousands, except per share data)

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

(Dollars in thousands)

                                      1998                    1997                    1996
                                ---------------       -----------------       -----------------

Domestic                       $           941        $        (27,644)       $        (12,330)
Foreign                                 (1,129)                 (7,128)                 (3,434)
                               ---------------        ----------------        ----------------
                               $          (188)       $        (34,772)       $        (15,764)
                               ===============        ================        ================

The components of the provision for income taxes are as follows:

(Dollars in thousands)                                   1998               1997                1996
                                                    --------------     ---------------     --------------
Current
    Federal                                           $       (27)      $        (409)       $       735
    State                                                     ---                 (72)               444
    Foreign                                                   ---                 ---                ---
                                                      -----------       -------------        -----------
                                                              (27)               (481)             1,179
Deferred
    Federal                                                   ---                (496)              (675)
    State                                                     ---                 (87)              (407)
    Foreign                                                   ---               1,064                ---
                                                      -----------       -------------        -----------
                                                              ---                 481             (1,082)
                                                      -----------       -------------        -----------
                                                      $       (27)      $         ---        $        97
                                                      ===========       =============        ===========

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:

(Dollars in thousands                                     1998                1997
                                                     --------------       ------------
Deferred tax asset ---
   Purchased intangibles                                     4,714              11,884
   Other temporary differences                               1,617               2,764
   Net operating loss and tax credit carry-forwards          7,711               6,861
                                                     -------------        ------------
                                                            14,042              21,509

Valuation allowance                                        (14,042)            (21,509)
                                                     -------------        ------------
                                                     $          --        $         --
                                                     =============        =============

     The Company has placed a full valuation allowance against its net deferred tax asset since the Company believes it is "more likely than not" that it will not be able to utilize its deferred tax asset.

     As of December 31, 1998, the Company has available Federal net operating loss carry-forwards of $14,541. These carry-forwards expire through 2018 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1997 contains provisions that may limit the amount of net operating loss and credit carry-forwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (dollars in thousands, except per share data)

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                             1998                 1997                 1996
                                                        --------------       --------------       --------------
Federal statutory rate                                          (34.0%)              (34.0%)              (34.0%)
State taxes, net of federal benefit                              (6.2%)               (6.2%)               (6.2%)
Generation of net operating loss carry-forwards                  54.6%                40.2%                39.6%
                                                        --------------       --------------       --------------
Effective tax rate                                               14.4%                 ---                  0.6%

(5)  LINE OF CREDIT

     The Company has a $10 million line of credit (the "Line") that allows the Company to borrow up to the lesser of $10 million or 80% of qualified eligible accounts receivable, as defined. Borrowings bear interest at the bank's prime rate (7.75% at December 31, 1998). The Line expires on July 31, 1999, at which time all outstanding borrowings must be repaid. The Company has pledged all accounts receivable as collateral. The Line requires the Company to maintain certain financial covenants, as defined which as of December 31, 1998 have been met. As of December 31, 1998, the Company has a $1.2 million letter of credit guarantee for a subsidiary against the Line. The Company has no outstanding borrowings on the Line.

(6)  COMMITMENTS

Leases

     The Company conducts its operations in leased facilities under operating leases expiring at various times through 2003.

The approximate minimum annual lease payments under the operating leases are as follows:

                                                                           OPERATING
(Dollars in thousands)                                                      LEASES
                                                                        ---------------
1999...............................................................     $           744
2000...............................................................                 212
2001...............................................................                  64
2002...............................................................                  21
2003...............................................................                   6
                                                                        ---------------
                                                                        $         1,047
                                                                        ===============

     Total rental expense included in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996 was $1,547, 1,954 and $1,418, respectively.

     The Company leases certain equipment under capital leases with annual lease payments through 1999 of $10 thousand.

The amount of equipment under capital lease and the related accumulated amortization are as follows:

             (Dollars in thousands)                            1998                1997
                                                           --------------      --------------
     Equipment acquired under capital lease.............   $        193        $      2,443
     Accumulated amortization...........................           (191)             (2,201)
                                                            -----------        ------------
     Net equipment acquired under capital lease.........    $         2        $        242
                                                            ===========        ============

  Total amortization expense included in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996 is $239, $998 and $1,259, respectively.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Royalties

     The Company had entered into several software license agreements. These agreements provided the Company with exclusive worldwide licenses to distribute certain software products. The Company was required to pay royalties on all related sales, subject to certain royalty targets to maintain exclusive distribution rights to that software product. As a result of the software products sold to Elron (see Note 12), the Company has no minimum royalty requirement to maintain exclusive distribution rights as of December 31, 1998. Total royalty expense included in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996 was $252, $1,412 and $2,178, respectively.

(7)  STOCKHOLDERS' EQUITY

Common Stock

     The Company has 20,000,000 authorized shares of common stock $.01 par value, of which 12,376,095 shares were issued at December 31, 1998.

Preferred Stock

     The Company has 2,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series. The Company's Board of Directors has authority to issue the shares of Preferred Stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of Common Stock, and may have the effect of delaying, deferring or preventing a change in control of the Company. The Company has not issued any shares of preferred stock as of December 31, 1998.

Reserved Shares of Stock

     The Company had reserved 3,257,835 shares of common stock at December 31, 1998, for the exercise of stock options under the 1992 Employee and Consultant Stock Option Plan, 1995 Directors Stock Option Plan and 1995 Employee Stock Purchase Plan.

(8)  STOCK OPTION PLANS

     In July 1992, the Company adopted the 1992 Employee and Consultant Stock Option Plan (the Plan). Pursuant to the Plan, the Company may grant to employees and consultants of the Company statutory and nonstatutory stock options to purchase up to 3,800,000 shares of common stock as amended.

     The Company's 1995 Directors Stock Option Plan (the "Director's Plan") was adopted on May 18, 1995 and provides for the granting of options to purchase up to 100,000 shares of common stock to directors who are not employees of the Company.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Stock option activity for the option plans was as follows:

                                                     NUMBER                WGHT AVG
                                                       OF               EXERCISE PRICE
                                                     SHARES               PER SHARE
                                                     -------              ---------
   Outstanding, December 31, 1995...............      623,724          $        5.6373
   Granted......................................      603,217                   8.8626
   Exercised....................................      (91,795)                  1.5642
   Terminated...................................     (112,240)                  8.6597
                                                   ----------          ---------------

   Outstanding, December 31, 1996...............    1,022,906                   7.5710
   Granted......................................    2,124,689                   2.3910
   Exercised....................................      (41,537)                  0.6732
   Terminated...................................    1,170,430)                  6.4940
                                                   ----------          ---------------

   Outstanding, December 31, 1997...............    1,935,628                   2.6554
   Granted......................................      971,036                   2.1930
   Exercised....................................      (95,035)                  0.6740
   Terminated...................................     (521,399)                  3.2313
                                                   ----------          ---------------

   Outstanding, December 31, 1998...............    2,290,230          $        2.4498
                                                   ==========          ===============

   Exercisable, December 31, 1998...............      660,834                   2.9035
                                                   ==========          ===============
   Exercisable, December 31, 1997...............      219,274                   5.2380
                                                   ==========          ===============
   Exercisable, December 31, 1996...............      186,721          $        5.2891
                                                   ==========          ===============

The following table presents weighted average price and remaining contractual life information about significant option groups outstanding at December 31, 1998.

                                                       Options Outstanding                    Options Exercisable
                                        -----------------------------------------------  ------------------------------
                                                             Wght Avg
                                                            Remaining        Wght Avg                           Wght Avg
              Range of                      Number         Contractual       Exercise         Number            Exercise
          Exercise Prices                 Outstanding      Life (years)       Price         Exercisable           Price
------------------------------------    ---------------   -------------    ------------   --------------      --------------
$       0.0100    -     $     0.0100             62,695            8.36    $     0.0100           37,464      $       0.0100
        0.5040    -           1.5313            277,888            8.76          1.3429           38,044              0.9989
        1.6250    -           3.1250          1,620,146            8.37          2.3366          533,426              2.5984
        3.3125    -           5.6250            304,501            9.26          3.5916           26,900              5.0856
       11.5000    -          15.0000             25,000            6.71         14.3000           25,000             14.3000
                                        ---------------                                   --------------
                                              2,290,230                                          660,834
                                        ===============                                   ==============

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

                                                    1998                 1997                 1996
                                               ---------------      ---------------      ---------------
  Risk-free interest rate..................             5.28%                7.00%                6.34%
  Expected dividend yield..................              ---                  ---                  ---
  Expected lives...........................                7                    7                    7
  Expected volatility......................           128.12%              111.27%               73.56%

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been reduced to the following pro forma amounts:

     (Dollars in thousands, except per share data)           1998            1997            1996
                                                           ---------       ---------       ----------
     Net Loss                              As Reported      $  (215)        $(34,772)       $(15,861)
                                           Pro Forma         (1,400)         (36,270)        (16,846)
     Basic Net Loss Per Share              As Reported        (0.02)           (2.88)          (1.46)
                                           Pro Forma          (0.11)           (3.00)          (1.55)
     Diluted Net Loss Per Share            As Reported        (0.02)           (2.88)          (1.46)
                                           Pro Forma          (0.11)           (3.00)          (1.55)

     Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The Company recorded $392 of deferred compensation during the year ended December 31, 1997. The deferred compensation represented the excess of the fair market value of the Company's common stock over the exercise price of certain options on the date of the grant. Deferred compensation has been amortized to compensation expense over the vesting period of each employee's stock option.

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

(9)   401 (K) PLAN

     In 1994, the Company established a plan under Section 401 (k) of the Internal Revenue Code (the "401 (k) Plan") covering all eligible employees, as defined. Participants in the 401 (k) Plan may not contribute more than the lesser of specified statutory amount or 15% of his or her pretax total compensation. The 401 (k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company. The Company made no contributions during 1998, 1997 or 1996.

(10)  ACCRUED EXPENSES

     Accrued expenses consisted of the following:

    (Dollars in thousands)                                         1998                 1997
                                                             ----------------     -----------------
     Payroll and payroll related........................      $           784      $            728
     Restructuring......................................                  145                 2,225
     Other..............................................                  328                   766
                                                              ---------------      ----------------
                                                              $         1,257      $          3,719
                                                              ===============      ================

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(11)  SEGMENT REPORTING

     During 1998, the Company has two reportable segments: Desktop Management and Groupware Continuing. Management has organized the segments based on differences in products and services because each segment requires different technology and marketing strategies. The Desktop Management segment constitutes the ON Command CCM product line, which develops, markets and supports enterprise desktop management products. The Groupware Continuing segment develops, markets and supports real-time group scheduling products. The other segment during 1997 and 1996 include products that were either de-emphasized as part of prior restructurings or products that were included in the sale of assets to Elron.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on gross margin from operations and does not capture segment net income (loss) or segment assets.

The following table illustrates segment operating data.

(Dollars in thousands)           Desktop               Groupware
                                Management            Continuing               Other                 Total
                           ------------------     -----------------     -----------------     -----------------
1998
Product Revenue             $           8,176      $          6,913      $            ---      $         15,089
Other Revenue                           3,124                 1,797                   ---                 4,921
                            -----------------      ----------------      ----------------      ----------------
Total Revenue                          11,300                 8,710                   ---                20,010
Cost of Sales                           3,093                   797                   ---                 3,890
                            -----------------      ----------------      ----------------      ----------------
Gross Margin                            8,207                 7,913                   ---                16,120

1997
Product Revenue                         6,378                12,137                18,115                36,630
Other Revenue                           2,253                 1,145                 1,254                 4,652
                            -----------------      ----------------      ----------------      ----------------
Total Revenue                           8,631                13,282                19,369                41,282
Cost of Sales                           2,201                 1,030                 6,084                 9,315
                            -----------------      ----------------      ----------------      ----------------
Gross Margin                            6,430                12,252                13,285                31,967

1996
Product Revenue                           ---                20,080                30,085                50,165
Other Revenue                             ---                   515                 1,112                 1,627
                            -----------------      ----------------      ----------------      ----------------
Total Revenue                             ---                20,595                31,197                51,792
Cost of Sales                             ---                 1,395                10,556                11,951
                            -----------------      ----------------      ----------------      ----------------
Gross Margin                $             ---      $         19,200      $         20,641      $         39,841

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table represents geographic information:

1998                                      North
                                         America        Europe          Other           Elimination          Total
                                    ----------------------------------------------------------------------------------
(Dollars in thousands)
Sales to unaffiliated customers             $10,335       $ 9,670              $ 5  $              ---         $20,010
Transfers between geographic areas               20           ---              ---                 (20)            ---
                                    ----------------------------------------------------------------------------------

Total Sales                                  10,355         9,670                5                 (20)         20,010

Operating loss                                  914        (1,183)              54                 ---            (215)

Identifiable assets                          32,662         6,005                2             (24,000)         14,669

1997
Sales to unaffiliated customers              26,930        13,679           673             ---          41,282
Transfers between geographic areas            3,847           ---           ---          (3,847)            ---
                                    ---------------------------------------------------------------------------

Total Sales                                  30,777        13,679           673          (3,847)         41,282

Identifiable assets                          34,440         4,122             4         (21,184)         17,382

1996
Sales to unaffiliated customers              47,510         4,122           160             ---          51,792
Transfers between geographic areas            3,201           ---           ---          (3,201)            ---
                                    ---------------------------------------------------------------------------

Total Sales                                  50,711         4,122           160          (3,201)         51,792

Identifiable assets                         $53,312        $5,960          $318        $(15,448)        $44,142

Transfers between geographic areas are accounted for equivalent to an arm's length basis.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(12)  GAIN ON SALE OF ASSETS

     On October 29, 1997 the Company entered into a management agreement with Elron, pursuant to which Elron shall manage certain assets as defined in the purchase and sale agreement (collectively the Proposed Assets) the for its benefit and at its risk and expense and shall pay all salaries and other employee related expenses with respect to the Proposed Assets and approximate 100 transferred employees. As a result of the management agreement the associated revenues and costs of the Proposed Assets have been excluded from the statement of operations since October 30, 1997. As of December 31, 1997 assets held for sale, net; represent the net book value of the Proposed Assets as of October 29, 1997. On February 11, 1998, the Company received shareholder approval to sell to Elron the Proposed Assets. Upon sale the Company received $8,273 thousand of proceeds net of transaction costs and recorded a gain of $6,518 thousand.

Unaudited pro forma operating results for the Company, assuming the sale of assets occurred on January 1, 1997 is as follows:

                                                                        December 31,
(Dollars in thousands, except per share data)                               1997
                                                                     -----------------
                                                                        (Unaudited)
Net sales                                                                  $    23,454
Net loss                                                                   $   (40,233)
Basic and diluted net loss per share                                       $     (3.33)
Shares used in computing proforma basic and diluted net loss per share      12,079,264

     For purposes of the pro forma operating results, the associated revenues and costs of the Proposed Assets have been excluded from the Statement of Operations for 1997. The associated gain on the sale of assets has not been included in accordance with the Securities and Exchange Commission regulations on non-recurring charges.

(13)  SCHEDULES OF VALUATION RESERVES

A summary of the reserve for doubtful accounts is as follows:

(Dollars in thousands)                BALANCE,                          OTHER                       BALANCE,
                                    BEGINNING OF      CHARGED TO     ADDITIONS TO                     END
                                        YEAR            EXPENSE        ALLOWANCE     WRITE-OFFS     OF YEAR
Year ended December 31, 1996             $  605             $639          $  ---        $    53      $  1,191

Year ended December 31, 1997              1,191               35           1,801 (1)         52         2,975

Year ended December 31, 1998              2,975               85             ---          2,106  (2)      954

(1) Includes $301 of additions arising through the acquisition of csd Software GmbH and $1,500 of restructuring related reserve.
(2)  Includes $1,500 of restructuring related write-offs.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

A summary of the accrued restructuring account is as follows:

(Dollars in thousands)                BALANCE,                                                          BALANCE,
                                    BEGINNING OF     CHARGED TO        NON CASH         CASH              END
                                        YEAR           EXPENSE        WRITE-OFFS     EXPENDITURES       OF YEAR
Year ended December 31, 1996             $  ---          $ 5,415           $(3,048)        $(2,367)        $  ---

Year ended December 31, 1997                ---           10,940            (6,774)         (1,941)         2,225

Year ended December 31, 1998              2,225              ---               ---          (2,080)           145

                                  SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ON TECHNOLOGY CORPORATION



                                   /s/ Herman DeLatte
                                   ------------------------------------------
Date: March 30, 1999               Name:  Herman DeLatte
                                   Title: President
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


                                   /s/ John M. Bogdan
                                   ------------------
Date: March 30, 1999               Name:  John M. Bogdan
                                   Title: Vice President of Finance
                                          and Chief Financial Officer


                                   /s/ William C. Hulley
                                   ---------------------
Date: March 30, 1999               Name:  William C. Hulley
                                   Title: Chairman and Director


                                   /s/ Christopher A. Risley
                                   -------------------------
Date: March 30, 1999               Name:  Christopher A. Risley
                                   Title: Director


                                   /s/ Gina Bornino Miller
                                   -----------------------
Date: March 30, 1999               Name:  Gina Bornino-Miller
                                   Title: Director


                                   /s/ Robert P. Badavas
                                   ---------------------
Date: March 30, 1999               Name:  Robert Badavas
                                   Title: Director

                               INDEX TO EXHIBITS

                                                                                Sequentially
                                                                                Numbered
Exhibit No.    Exhibit Title                                                    Pages
-----------    -------------                                                    -----
   3.1.+       Fourth Amended and Restated Certificate of Incorporation of
               ON Technology Corporation, incorporated by reference to
               exhibit 3.1 to the Company's Registration Statement on Form
               S-1 (Reg. No. 33-92562).
   3.2.+       Amended and Restated By-Laws of ON Technology Corporation,
               incorporated by reference to exhibit 3.2 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-92562).
   10.1.*+     1992 Employee and Consultant Stock Option Plan, as amended.
   10.2.*+     1995 Directors Stock Option Plan, incorporated by reference to exhibit 10.2 to the Company's Registration Statement on
               Form S-1 (Reg. No. 33-92562).
   10.3.*+     1995 Employee Stock Purchase Plan, as amended.
   10.4.+      Second Restated Registration Rights Agreement dated June 1,
               1994 by and among ON Technology Corporation and the holders of its Series A, B and C Convertible Preferred Stock and
               First Amendment thereto dated January 12, 1995, incorporated by reference to exhibit 10.4 to the Company's Registration
               Statement on Form S-1 (Reg. No. 33-92562).
   10.5.*+     Employment Agreement dated May 18, 1995 by and between ON
               Technology Corporation and Christopher A. Risley,
               incorporated by reference to exhibit 10.5 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-92562).
               10.6.*+ Employment Agreement dated May 18, 1995 by and
               between ON Technology Corporation and John A. Rizzi,
               incorporated by reference to exhibit 10.6 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-92562).
   10.7.*+     Employment Agreement dated May 18, 1995 by and between ON
               Technology Corporation and Loren K. Platzman, incorporated by reference to exhibit 10.7 to the Company's Registration
               Statement on Form S-1 (Reg. No. 33-92562).
   10.9.*+     Employment Agreement dated May 18, 1995 by and between ON
               Technology Corporation and John M. Bogdan, incorporated by reference to exhibit 10.9 to the Company's Registration
               Statement on Form S-1 (Reg. No. 33-92562).
   10.10.*+    Employment Agreement dated May 18, 1995 by and between ON
               Technology Corporation and James A. Batson, incorporated by reference to exhibit 10.10 to the Company's Registration
               Statement on Form S-1 (Reg. No. 33-92562).
   10.11.*+    Form of Indemnity Agreement by and between ON Technology and its directors and executive offices, incorporated by
               reference to exhibit 10.11 to the Company's Registration
               Statement on Form S-1 (Reg. No. 33-92562).
   10.12.+     Lease dated July 9, 1993 by and between ON Technology
               Corporation and Boston Properties, incorporated by reference to exhibit 10.12 to the Company's Registration Statement on
               Form S-1 (Reg. No. 33-92562).
   10.13.+     Sublease dated October 7, 1994 by and between On Technology
               Corporation and RSTAR Corporation, incorporated by reference to exhibit 10.13 to the Company's Registration Statement on
               Form S-1 (Reg. No. 33-92562).
   10.14.+     Lease entered into in August 1994 by and between ON
               Technology Corporation and Perimeter Park West, incorporated by reference to exhibit 10.14 to the Company's Registration
               Statement on Form S-1 (Reg. No. 33-92562).
   10.15.+     Letter Agreement dated January 20, 1994 between Fleet Bank of Massachusetts, N.A. and ON Technology Corporation, as
               amended by Loan Modification Agreement dated as of May 31,
               1994, Second Loan Modification Agreement dated January 11,
               1995 and Third Loan Modification Agreement dated May 18,
               1995, incorporated by reference to exhibit 10.15 to the
               Company's Registration Statement on Form S-1 (Reg. No. 33-
               92562).
   10.16.+     Software License Agreement among ON Technology Corporation and e.g. Software, Inc. dated July 1, 1994, incorporated by reference to exhibit 10.16 to the Company's Registration
               Statement on Form S-1 (Reg. No. 33-92562).

   10.17.+     Software License Agreement among ON Technology Corporation,
               Integrity Software, Inc. and Integrity Software, Ltd. dated
               December 20, 1993, incorporated by reference to exhibit
               10.17 to the Company's Registration Statement on Form S-1
               (Reg. No. 33-92562).
   10.18+      Agreement by and between Database America Information
               Systems, Inc. and ON Technology Corporation dated July 6,
               1995, incorporated by reference to exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on
               Form S-1 (Reg. No. 33-92562).
   10.19.*+ Directors and officers liability insurance policies issued by SteadFast Insurance Company and Evanston Insurance
               Company incorporated by reference to exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1995.
   10.20.+     Asset Purchase Agreement by and between ON Technology
               Corporation and Elron Software, Inc. dated October 29, 1997, incorporated by reference to the exhibit to the Company's current Report on Form 8-K as filed on January 9, 1998.
   21.0.       Subsidiaries of the registrant.
   23.1.       Consent of Arthur Andersen LLP.
   27.0.       Financial Data Schedule.

+  Previously filed
* Management contracts or compensatory plans or arrangments covering executive officers or directors of ON Technology Corporation.