Form 10-Q
period 1999-03-31
ON TECHNOLOGY CORP
filed 1999-05-17
CIK 925288

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended 31 March 1999


                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM          to
                                    --------    --------
Commission file number 0-26376


                           ON TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)


             Delaware                                     04-3162846
     (State of incorporation)               (IRS Employer Identification Number)



                             One Cambridge Center
                        Cambridge Massachusetts  02142
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


                    YES    X           NO
                         -----             -----


12,462,689 shares of the registrant's Common stock, $0.01 par value, were outstanding as of May 2, 1999.


                     THIS DOCUMENT CONTAINS   23   PAGES.
                                            ------
                       THE EXHIBIT INDEX IS ON PAGE 23.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES



                           FORM 10-Q, March 31, 1999


                                   CONTENTS

Item Number                                                              Page
-----------                                                              ----
                        PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
                  Balance sheets:
                   March 31, 1999 and December 31, 1998                    3
                  Statements of operations:
                   Three months ended March 31, 1999 and 1998              4
                  Statements of cash flows:
                   Three months ended March 31, 1999 and 1998              5
                  Notes to condensed consolidated financial statements   6-8

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   9-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                          PART II:  OTHER INFORMATION
Item 1.  Legal Proceedings                                                21

Item 2.  Changes in Securities                                            21

Item 3.  Defaults Upon Senior Securities                                  21

Item 4.  Submission of Matters to a Vote of Security Holders              21

Item 5.  Other Information                                                21

Item 6.  Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                22

EXHIBIT INDEX                                                             23


                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                  (unaudited)

                                                                                         March 31,         December 31,
                                                                                           1999               1998
                                                                                           ----               ----
Assets
Current Assets:
Cash and cash equivalents                                                                  $  7,425            $  8,001
Accounts receivable, net of allowance for doubtful accounts and
sales returns of $1,166 and $954, respectively                                                3,470               3,384
Inventories                                                                                      81                  74
Prepaid expenses and other current assets                                                       978                 755
                                                                                       ------------      --------------
 Total current assets                                                                        11,954              12,214
Property and equipment, at cost:                                                       ------------      --------------
Computers and equipment                                                                       3,841               3,774
Equipment acquired under capital leases                                                         ---                 193
Furniture and fixtures                                                                          239                 239
                                                                                       ------------      --------------
Less - Accumulated depreciation                                                               2,467               2,370
                                                                                       ------------      --------------
                                                                                              1,613               1,836
                                                                                       ------------      --------------
Other assets and deposits                                                                        80                  80
Purchased intangibles, net of $1,654 and $1,539 of accumulated
 amortization, respectively                                                                     425                 539
                                                                                       ------------      --------------
                                                                                           $ 14,072            $ 14,669
                                                                                       ============      ==============
Liabilities and Stockholders' Equity
Current Liabilities:
Capital lease obligations                                                                  $    ---            $     10
Accounts payable                                                                              3,746               4,399
Accrued expenses                                                                              1,262               1,257
Reserve for distributor inventories                                                             120                 120
Deferred revenue                                                                              2,427               1,742
                                                                                       ------------      --------------
 Total current liabilities                                                                    7,555               7,528
                                                                                       ------------      --------------
Stockholders' Equity:
Common stock, $.01 par value - Authorized - 20,000,000 shares
 Issued and outstanding - 12,477,689 shares and 12,376,095
 shares, respectively                                                                           125                 124
Additional paid in capital                                                                   62,876              62,793
Deferred compensation                                                                           ---                 ---
Accumulated deficit                                                                         (56,436)            (55,695)
Cumulative translation adjustment                                                                (1)                (34)
Treasury stock (15,000 and 15,000 shares at cost, respectively)                                 (47)                (47)
                                                                                       ------------      --------------
     Total stockholders' equity                                                               6,517               7,141
                                                                                       ------------      --------------
                                                                                           $ 14,072            $ 14,669
                                                                                       ============      ==============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)
                                  (unaudited)


                                                           Three Months
                                                          Ended March 31,
                                                          ---------------
                                                        1999           1998
                                                        ----           ----
Revenue:
--------
Net product revenue                                 $     5,590     $     3,123
Other revenue                                             1,260           1,052
                                                    -----------     -----------
Total revenue                                             6,850           4,175
                                                    -----------     -----------

Operating expenses:
-------------------
Cost of product revenue                                   1,090             873
Sales and marketing                                       3,352           2,411
Research and development                                  2,406           2,328
General and administrative                                  981             784
Gain on sale of assets                                      ---          (6,518)
                                                    -----------     -----------
     (Loss) income from operations                         (979)          4,297
                                                    -----------     -----------
Interest income, net                                         55              40
Other Income                                                183             ---
                                                    -----------     -----------
     (Loss) income before provision
       For income taxes                                    (741)          4,337
                                                    -----------     -----------
Provision for income taxes                                  ---             ---
                                                    ===========     ===========
 Net Income (loss)                                  $      (741)    $     4,337
                                                    ===========     ===========

Basic (loss) earnings per share                     $     (0.06)    $      0.35
                                                    ===========     ===========

Diluted (loss) earnings per share                   $     (0.06)    $      0.35
                                                    ===========     ===========

Basic shares used in
 per share calculation                               12,420,640      12,220,178
                                                    ===========     ===========

Diluted shares used in
 per share calculation                               12,420,640      12,400,303
                                                    ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                   1999             1998
                                                                                   ----             ----
Cash Flows from Operating Activities
 Net (loss) income                                                                $  (741)        $  4,337
Adjustments to reconcile net (loss) income
to net cash used in operating activities
 Gain on sale of assets                                                              ---           (6,518)
 Amortization of deferred compensation                                               ---               98
 Depreciation and amortization                                                       406              289
 Changes in assets and liabilities:
  Accounts receivable                                                               (120)             309
  Inventories                                                                         (7)             116
  Prepaid expenses and other current assets                                         (178)             696
  Accounts payable                                                                  (858)          (1,528)
  Accrued expenses                                                                     6             (582)
  Reserve for distributor inventory                                                  ---               22
  Deferred revenue                                                                   685              193
                                                                              ----------       ----------
   Net cash used in operating activities                                            (807)          (2,569)
                                                                              ----------       ----------

Cash Flows From Investing Activities
 Purchase of property and equipment, net                                             (68)              64
 Net proceeds from assets held for sale, net of deal costs                                          8,273
                                                                              ----------       ----------
   Net cash (used in) provided by investing activities                               (68)           8,337
                                                                              ----------       ----------

Cash Flows From Financing Activities
 Exercise of stock options                                                           (20)               2
 Stock purchase through ESPP                                                          66               20
 Principal repayments on obligation under capital lease                              (10)            (148)
                                                                              ----------       ----------
   Net cash used in financing activities                                             (76)            (126)
                                                                              ----------       ----------

Net effect of exchange rates on cash & cash equivalents                              223              (28)
Net increase in cash and cash equivalents                                           (576)           5,614
Cash and cash equivalents, beginning of period                                     8,001            6,679
                                                                              ----------       ----------
Cash and cash equivalents, end of period                                         $ 7,425         $ 12,293
                                                                              ==========       ==========
Supplemental Disclosure of Cash Flow Information:

Cash paid for -
   Interest paid                                                                 $     7         $     23
                                                                              ==========       ==========

   Income taxes paid                                                             $    --         $     --
                                                                              ==========       ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FORM 10-Q, March 31, 1999
                (dollars in thousands, except per share amount)
                                  (unaudited)


1.  Interim Financial Statements
    ----------------------------

          The accompanying consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") without audit (except for the balance sheet information as of December 31, 1998) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form-10Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of March 31, 1999 and December 31, 1998, and results of operations for the three months ended March 31, 1999 and March 31, 1998. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

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


Basic and diluted EPS as required by SFAS 128, are as follows:



(dollars in thousands, except per share data)              Three Months
                                                          Ended March 31,
                                                       ---------------------
                                                       1999             1998
                                                       ----             ----
Net (loss) income                                  $   (741)        $  4,337

Basic weighted average shares outstanding            12,421           12,220
Weighted average common equivalent shares               ---              180

Diluted weighted average shares outstanding          12,421           12,400
                                                   ========          =======
 Basic (loss) earnings per share                   $  (0.06)        $   0.35
                                                   ========         ========
 Diluted (loss) earnings per share                 $  (0.06)        $   0.35
                                                   ========         ========
Anti-dilutive securities, that were not included in the above table are as follows:
 Stock Options                                     $  1,894         $  1,638
                                                   ========         ========

3.  Gain on Sale of Assets
    ----------------------

     In connection with the Sale of Assets to Elron Software Inc., the Company received net proceeds of $8,823 and incurred $550 of deal costs. The Sale of Assets that had a carrying value of $1,755, resulted in a net gain of $6,518, which was recorded in the first quarter of 1998.


4.   Reporting Comprehensive Income
     ------------------------------

     The Company adopted SFAS 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended March 31, 1999 and March 31, 1998, comprehensive income would be $33 higher and $83 lower, respectively than reported net income (loss), due to foreign currency translation adjustments.

5. Segment Reporting
   -----------------

     During the three months ended March 31, 1999 and 1998, the Company had two reportable segments: Desktop Management and Groupware Continuing. Management has organized the segments based on differences in products and services because each segment requires different technology and marketing strategies. The Desktop Management segment constitutes the ON Command CCM product line, which develops, markets and supports enterprise desktop management products. The Groupware Continuing segment develops, markets and supports real-time group scheduling products.


     The Company evaluates segment performance based on gross margin from operations and does not capture segment net income (loss) or segment assets.



The following table illustrates segment operating data for the three months ended March 31, 1999 and March 31, 1998 respectively.


(Dollars in thousands)
                           -----------------------    -----------------------     -----------------------
 Three Months Ended,               Desktop                  Groupware                     Total
      March 31,                   Management                Continuing
       1999                -----------------------    -----------------------     -----------------------


Net Product Revenue        $                 4,520    $                 1,070     $                 5,590
Other Revenue                                  858                        402                       1,260
                           -----------------------    -----------------------     -----------------------
Total Revenue                                5,378                      1,472                       6,850
Cost of Product Revenue                        891                        199                       1,090
                           -----------------------    -----------------------     -----------------------
Gross Margin                                 4,487                      1,273                       5,760

         1998
Net Product Revenue                          1,499                      1,624                       3,123
Other Revenue                                  638                        414                       1,052
                           -----------------------    -----------------------     -----------------------
Total Revenue                                2,137                      2,038                       4,175
Cost of Product Revenue                        679                        194                         873
                           -----------------------    -----------------------     -----------------------
Gross Margin                                 1,458                      1,844                       3,302

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
   Management Discussion and Analysis of Financial Condition and Results of
                                  Operations
                           FORM 10-Q, March 31, 1999
                                  (unaudited)



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


Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:


                                                    Three Months Ended
                                          --------------------------------------
                                               March 31,            March 31,
                                                 1999                 1998
                                                 ----                 ----
Revenue:
     Net product revenue                        81.6 %               74.8 %
     Other revenue                              18.4 %               25.2 %
                                          --------------------------------------
       Total revenue                           100.0 %              100.0 %
                                          --------------------------------------
Operating expenses:
     Cost of product revenue                    15.9 %               20.9 %
     Sales and marketing                        49.0 %               57.7 %
     Research and development                   35.1 %               55.8 %
     General and administrative                 14.3 %               18.8 %
     Gain on sale of assets                       -- %             (156.1)%
                                          --------------------------------------
(Loss) income from operations                  (14.3)%              102.9 %
                                          --------------------------------------
Interest income, net                             0.8 %                1.0 %

Other income                                     2.7 %                 -- %
                                          --------------------------------------
Net (loss) income before
   Provision for income taxes                  (10.8)%              103.9 %
                                          --------------------------------------
Benefit (provision) for income
 taxes                                            -- %                 -- %
                                          --------------------------------------
Net (loss) income                              (10.8)%              103.9 %
                                          ======================================



     Net Product Revenue. The Company's net product revenue is derived primarily from the licensing of software products. For the three months ended March 31, net product revenue increased $2.5 million (79.0%) from 1998 to 1999. The increase is due primarily to higher sales associated with the Company's Desktop Management software business of $3.0 million (201.5%). The increase in the Company's Desktop Management software business was offset by a decline in Groupware continuing sales of approximately $554 thousand (34.1%). For the three months ended March 31, 1999, there was a significant CCM license contract.

     Other Revenue. The Company's other revenue consists of maintenance revenue, professional services and royalties received in connection with licensing ON's software to third parties. For the three months ended March 31, other revenue increased $208 thousand (19.8%) from 1998 to 1999. The increase is attributed to higher maintenance and professional services associated with the sales of the Company's desktop management software business.

     Cost of Product Revenue. Cost of product revenue primarily consists of expenses associated with product documentation, production and fulfillment costs and royalty fees associated with products that are licensed from third party developers. In addition, cost of product revenue includes the amortization of purchased intangibles. For the three months ended March 31, cost of product revenue increased $217 thousand (24.9%) from 1998 to 1999. This increase was primarily the result of increased product revenue.

     Sales and Marketing Expense. Sales and marketing expense primarily consists of compensation and benefits paid to sales and marketing personnel. Sales and marketing expense also includes the costs associated with public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. For the three months ended March 31, sales and marketing expenses increased $941 thousand (39.0%) from 1998 to 1999. The increase is due to the Company's expansion of its Desktop Management software sales and marketing effort.

     Research and Development Expense. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and the provision of technical support. For the three months ended March 31, research and development expense increased $78 thousand (3.4%) from 1998 to 1999. The increase is attributed to additional investments in the Company's desktop management software business. The Company plans to continue to make significant investments in research and development related to the Company's desktop management software business.

     General and Administrative Expense. General and administrative expense includes executive compensation, executive support costs, accounting operations, planning, and business development operations. For the three months ended March 31, general and administrative expense increased $197 thousand (25.1%) from 1998 to 1999. The increase in absolute dollars is due to higher investor relations charges in 1999. The percentage of general and administrative expense to total revenue decreased due to an increase in the Company's revenues.

     Gain on Sale of Assets. In connection with the Elron Transaction in 1998, the Company received net proceeds of $8.8 million and incurred $550 thousand of direct transaction costs. As a result of the Sale of Assets that had a carrying value of $1.8 million, the Company recorded a gain of $6.5 million.

     Interest Income, net. Interest income consists primarily of interest income earned on cash and cash equivalents. For the three months ended March 31, interest income increased $15 thousand (37.5%) from 1998 to 1999. The increase is due primarily to lower interest expense incurred with equipment leases in 1999.

Other Income. Other income of $183 thousand resulted from an insurance receivable.

  Income Taxes. There were no tax provisions for the three months ended
March 31, 1999 due to an operating loss in the quarter. During the three months ended March 31, 1998, the Company recorded a book gain on the Sale of Assets to Elron, however for tax purposes, the Company recognized an ordinary loss on this transaction. As a result, no tax provision was required for the three months ended March 31, 1998.

Liquidity and Capital Resources

     The Company has funded its operations to date primarily through private and public placements of capital stock and the net proceeds received from the Elron transaction. At March 31, 1998 and 1999, the Company had available cash and cash equivalents of $12.3 million and $7.4 million respectively. As of March 31, 1999, the Company has a $1.2 million letter of credit guarantee outstanding for a subsidiary against a line of credit with a bank.

     Net cash used in operating activities for the three months ended March 31, 1998 and March 31, 1999, was ($2.6) million and $(807) thousand respectively. For the three months ended March 31, 1998, net cash used in operating activities consisted primarily of net income $4.3 million which is offset by gain on sale of assets and net change in operating assets and liabilities of $387 thousand. For the three months ended March 31, 1999, net cash used in operating activities consisted primarily of a net loss of $741 thousand coupled with a net change in operating assets and liabilities of $(472) thousand offset by depreciation and amortization charges of $406 thousand.

     Net cash provided by (used in) investing activities for the three months ended March 31, 1998 and March 31, 1999 was $8.3 million and $(68) thousand, respectively. For the three months ended March 31, 1998 cash provided by investing activities was primarily the result of net proceeds from assets held for sale of $8.3 million. For the three months ended March 31, 1999 cash used in investing activities consisted of the purchases of property and equipment of $68 thousand.

     Net cash used in financing activities for the three months ended March 31, 1998 and March 31, 1999 was $126 thousand and $76 thousand, respectively. For the three months ended March 31, 1998, net cash used in financing activities consisted of principal repayment on obligations under capital lease of $148 thousand, partially offset by exercises of stock options and stock purchases through the ESPP of $22 thousand. For the three months ended March 31, 1999 cash used in financing activities consisted of stock exercises of $86 thousand coupled with principal repayment on obligations under capital lease offset by stock purchases through the ESPP of $10 thousand.

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

     Currently, only two customers account for more than 10% of the Company's net revenue. For the twelve months ended December 31, 1998, one customer accounted for $3.5 million, or 18% of net revenue from the Company's current products. For the three months ended March 31, 1999, two customers accounted for $3.1 million, or 45% of net revenue. It is possible that the Company's change in marketing strategy will result in other customers accounting for more than 10% of the Company's net revenues.

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

Competition


     The market for the Company's products is highly competitive, and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting the market for its products include performance, functionality, ease of use, ease of installation, quality, customer support, breadth or product line, speed of product delivery, frequency of upgrades and updates, brand name recognition, company reputation, adherence to industry standards, integration with third-party solutions and price. Certain of the criteria upon which the performance and quality of the Company's Groupware software compete includes speed of response, ease of use, ease of installation, interoperability with other messaging systems and simplicity of administration. The Company believes that it generally competes favorably with respect to each of these factors; however, there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors. Certain of the Company's competitors have been in the market longer than the Company, and other competitors are larger and may have greater name recognition than the Company. As is the case in many segments of the software industry, the Company may encounter increasing price competition in the future. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations. There can be no assurance that the Company will continue to compete effectively against existing and potential competitors in these markets, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company. (See Business--Competition)


Product Development

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

     The Company licenses certain products as development tools or as components of its products. If the Company believes that a licensed product continues to be valuable after the expiration of the initial license term, it will seek to extend the term of the license. There can no assurance that the Company will be able to extend the term of expiring licenses, or that the economic arrangements for such extensions would be comparable to the arrangements in effect during the initial license term.

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

International Revenue

     For the years ended December 31, 1997 and 1998 and the three months ended March 31, 1999, total revenue from international licenses (license revenue from outside the United States) represented approximately 37%, 54% and 44% respectively, of the Company's total revenue. The Company expects that international revenue may constitute a significantly greater portion of the Company's total revenue in 1999. Accordingly, a greater percentage of the Company's total revenue will be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue.

Loss of Key Management Personnel

     The Company's success depends to a significant extent upon a number of key technical and management employees. While the Company's employees are required to sign standard agreements concerning confidentiality and ownership of inventions, the employees, with the exception of Messrs. Herman DeLatte, Loren Platzman and Stephen Wietrecki, are generally not otherwise subject to employment agreements or noncompetition covenants. The loss of the services of any of the Company's key employees could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operation. The Company does not maintain life insurance policies on key employees. The Company's success also depends in large part upon its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel.

     Competition in the software industry for such personnel is intense. There can be no assurance that the Company will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires.

     The Company announced the resignation of the Chief Financial Officer, John Bogdan, and the appointment of Stephen Wietrecki as the interim Chief Financial Officer on April 5, 1999. On April 8, 1999, the Company announced the alerting to the U.S. Attorney as to possible misappropriation of Company funds by John Bogdan. On May 6, 1999, the Company announced the appointment of Stephen Wietrecki as Chief Financial Officer and Vice President of Finance.

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

     The Company is in the process of establishing contingency plans to manage the impact of a failure by any of its third party suppliers, customers or service providers to be Year 2000 compliant. The Company believes that its relationships with multiple third party suppliers and service providers and the diversity of its customer base should reduce to some extent the impact of any such failures. There can be no assurance that the contingency plans implemented by the Company will successfully mitigate issues resulting from Year 2000 non-compliance, and in the event that such plans do not successfully, in whole or in part, mitigate such issues, there could be a material adverse affect on the Company's business, condition (financial or otherwise), prospects or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, March 31, 1999


                          PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         The Company filed a current report dated April 5, 1999 in relation to the resignation of the Chief Financial Officer, John Bogdan, and the appointment of an interim Chief Financial Officer, Stephen Wietrecki. The Company also alerted the U.S. Attorney as to possible misappropriation of Company funds.

         The Company filed a current report dated May 7, 1999 in relation to the appointment of Stephen Wietrecht as Chief Financial Officer and
         Vice President of Finance.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, March 31, 1999

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ON TECHNOLOGY CORPORATION



                                          /s/ Herman DeLatte
                                          ---------------------------

Date: May 7, 1999                         Name: Herman DeLatte
                                          Title: President and
                                          Chief Executive Officer


                                          /s/ Stephen J. Wietrecki
                                          ---------------------------

Date: May 7, 1999                         Name: Stephen J. Wietrecki
                                          Title: Vice President of Finance
                                          and Chief Financial Officer

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, March 31, 1999

                                 EXHIBIT INDEX


Exhibit No.               Description
-----------               -----------


27.0                      Financial Data Schedule