Form 10-Q
period 1999-06-30
ON TECHNOLOGY CORP
filed 1999-08-13
CIK 925288

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON DC 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended 30 June 1999


                                      OR


[]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________ to ________

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


                    YES     X          NO
                         --------         --------

12,536,683 shares of the registrant's Common stock, $0.01 par value, were outstanding as of August 9, 1999.


                     THIS DOCUMENT CONTAINS   24   PAGES.
                                                   ------
                       THE EXHIBIT INDEX IS ON PAGE 23.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES



                            FORM 10-Q, June 30, 1999


                                   CONTENTS


Item Number                                                            Page
-----------                                                            ----


                        PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

            Balance sheets:
              June 30, 1999 and December 31, 1998                          3
            Statements of operations:
              Three and six months ended June 30, 1999 and 1998            4
             Statements of cash flows:
               Six months ended June 30, 1999 and 1998                     5
             Notes to condensed consolidated financial statements        6-8

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9-19

Item 3.  Quantitative and Qualitative Disclosure about Market Risk        19


                          PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings                                                20

Item 2.  Changes in Securities                                            20

Item 3.  Defaults Upon Senior Securities                                  20

Item 4.  Submission of Matters to a Vote of Security Holders              20

Item 5.  Other Information                                                21

Item 6.  Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                22

EXHIBIT INDEX                                                             23


                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (unaudited)

                                                                       JUNE 30,        DECEMBER  31,
                                                                         1999              1998
                                                                      ----------       -------------
Current Assets
Cash and cash equivalents                                              $  5,570           $  8,001

Accounts receivable, net of allowance for doubtful accounts and
 sales returns of $636 and $954, respectively                             5,060              3,384
Inventories                                                                  91                 74

Prepaid expenses and other current assets                                 1,220                755
                                                                       --------           --------
     Total current assets                                                11,941             12,214
                                                                       --------           --------
Property and equipment, at cost:
Computers and equipment                                                   4,064              3,774
Equipment under capital leases                                              --                 193
Furniture and fixtures                                                      239                239
                                                                       --------           --------
Less  Accumulated depreciation                                            2,758              2,370
                                                                       --------           --------
                                                                          1,545              1,836
                                                                       --------           --------
Other assets and deposits                                                    80                 80
Purchased intangibles, net of $1,768  and $1,539 of accumulated
   Amortization, respectively                                               311                539
                                                                       --------           --------
                                                                       $ 13,877           $ 14,669
                                                                       ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations                           $    --            $     10
Accounts payable                                                          4,524              4,399
Accrued expenses                                                          1,129              1,257
Reserve for distributor inventories                                         120                120
Deferred revenue                                                          2,696              1,742
                                                                       --------           --------
    Total current liabilities                                             8,469              7,528
                                                                       --------           --------
Stockholders' Equity:
Common stock, $.01 par value  Authorized - 20,000,000 shares
   Issued and outstanding  12,478,189  shares and 12,376,095                125                124
    shares, respectively
Additional paid in capital                                               62,876             62,793
Accumulated deficit                                                     (57,568)           (55,695)
Cumulative translation adjustment                                            22                (34)
Treasury stock (15,000 and 15,000 shares at cost, respectively)             (47)               (47)
                                                                       --------           --------
Total stockholders' equity                                                5,408              7,141
                                                                       --------           --------
                                                                       $ 13,877           $ 14,669
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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                 THREE MONTHS                              SIX MONTHS
                                                ENDED JUNE 30,                           ENDED JUNE 30,
                                       -------------------------------        ----------------------------------
                                          1999                1998               1999                   1998
                                         ------              ------             ------                 ------
Revenue:
Net product revenue                   $      5,494        $      3,768         $     11,084         $      6,891
Other revenue                                1,905               1,242                3,165                2,294
                                      ------------        ------------         ------------         ------------
       Total revenue                         7,399               5,010               14,249                9,185
                                      ------------        ------------         ------------         ------------
Operating expenses:
Cost of product revenue                      1,284               1,056                2,374                1,929
Sales and marketing                          3,729               2,580                7,081                4,992
Research and development                     2,479               2,258                4,885                4,586
General and administrative                   1,124                 911                2,105                1,694
Gain on sale of assets                         --                  --                   --                (6,518)
     Income (loss) from operations          (1,217)             (1,795)               (2,196)              2,502
                                      ------------        ------------         ------------         ------------
Interest income, net                            65                  81                  120                  121
Other income                                    20                 --                   203                  --
                                      ------------        ------------         ------------         ------------
Income (loss) before provision
            for income taxes                (1,132)             (1,714)              (1,873)               2,623
                                      ------------        ------------         ------------         ------------
Provision for income
       Taxes                                   --                  (22)                 --                   (22)
                                      ============        ============         ============         ============
     Net Income ( loss)               $     (1,132)       $     (1,736)        $     (1,873)        $      2,601
                                      ============        ============         ============         ============
Basic earnings (loss) per share       $      (0.09)       $      (0.14)        $      (0.15)        $       0.21
                                      ============        ============         ============         ============
Diluted earnings (loss) per share     $      (0.09)       $      (0.14)        $      (0.15)        $       0.21
                                      ============        ============         ============         ============
Basic shares used in
per share calculation                   12,463,022          12,235,207           12,441,958           12,227,698
                                      ============        ============         ============         ============
Diluted shares used in
  per share calculation                 12,463,022          12,235,207           12,441,958           12,598,288
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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                 --------------------------------------
                                                                      1999                    1998
                                                                     ------                  ------
Cash Flows from Operating Activities
   Net income (loss)                                                $  (1,873)              $    2,601
Adjustments to reconcile net income (loss)
to net cash used in operating activities
   Gain on sale of assets                                                 --                    (6,518)
   Amortization of deferred compensation                                  --                       229
   Depreciation and amortization                                          810                      732

Changes in assets and liabilities:
     Accounts receivable                                               (1,677)                     120
     Inventories                                                          (17)                     140
     Prepaid expenses and other current assets                           (448)                   1,757
     Accounts payable                                                    (165)                  (1,318)
     Accrued expenses                                                    (127)                    (935)
     Reserve for distributor inventory                                    --                      (105)
     Deferred revenue                                                     954                       68
                                                                    ---------               ----------
        Net cash used in operating activities                          (2,543)                  (3,229)
                                                                    ---------               ----------
Cash Flows From Investing Activities
   Increase in other assets and deposits                                  --                        (3)
   Purchase of property and equipment, net                               (290)                    (106)
   Purchase of csd Software GmbH, net of cash acquired                    --                       (33)
   Net proceeds from assets held for sale, net of deal costs              --                     8,273
                                                                    ---------               ----------
        Net cash provided by (used in) investing activities              (290)                   8,131
                                                                    ---------               ----------
Cash Flows From Financing Activities
   Exercise of stock options                                               20                       34
   Stock purchase through ESPP                                             66                       20
   Principal repayments on obligation under capital lease                 (10)                    (268)
                                                                    ---------               ----------
        Net cash (used in) provided by financing activities                76                     (214)
                                                                    ---------               ----------
Net effect of exchange rates on cash & cash equivalents                   326                      (78)
Net increase (decrease) in cash and cash equivalents                   (2,431)                   4,610
Cash and cash equivalents, beginning of period                          8,001                    6,679
Cash and cash equivalents, end of period                            $   5,570               $   11,289
                                                                    =========               ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for -
         Interest                                                   $      15               $       44
         Income taxes                                               $     --                $       22
                                                                    =========               ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, June 30, 1999
                (dollars in thousands, except per share amount)
                                  (unaudited)


1.  Interim Financial Statements
    ----------------------------

          The accompanying consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") without audit (except for the balance sheet information as of December 31, 1998) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form-10Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of June 30, 1999 and December 31, 1998, and results of operations for the three and six months ended June 30, 1999 and June 30, 1998. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Registration Statement on Form 10-K.

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

Basic and diluted EPS as required by SFAS 128, are as follows:

(dollars in thousands, except per share data)             Three Months                        Six Months
                                                         Ended June 30,                     Ended June 30,
                                                  ------------------------------    ------------------------------
                                                       1999             1998             1999             1998
                                                  -------------    -------------    -------------    -------------
Net Income (loss)                                   $  (1,132)       $  (1,763)       $  (1,873)       $   2,601
Basic weighted average shares outstanding              12,463           12,235           12,442           12,228
Weighted average common equivalent shares                 --               --               --               370
                                                    ---------        ---------        ---------        ---------
Diluted weighted average shares outstanding            12,463           12,235           12,442           12,598
                                                    =========        =========        =========        =========
 Basic earnings per share                           $   (0.09)       $   (0.14)       $   (0.15)       $    0.21
                                                    =========        =========        =========        =========
 Diluted earnings per share                         $   (0.09)       $   (0.14)       $   (0.15)       $    0.21
                                                    =========        =========        =========        =========
Anti-dilutive securities, that were not
  included in the Above table are as follows:
      Stock Options:                                2,292,153          787,780        2,296,912          695,471
                                                    =========        =========        =========        =========

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

4.  Reporting Comprehensive Income
    ------------------------------

          The Company adopted SFAS 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the accompanying statement of operations for the three months ended June 30, 1999 and June 30, 1998, comprehensive loss would be $23 lower and $46 lower, respectively than reported net loss, due to foreign currency translation adjustments. If presented on the statement of operations for the six months ended June 30, 1999, comprehensive loss would be $56 lower. If presented on the statement of operations for the six months ended June 30, 1998, comprehensive income would be $37 lower.

5. Segment Reporting
   -----------------

  During the three and six months ended June 30, 1999 and 1999, the Company had two reportable segments: Desktop Management and Groupware Continuing.
Management has organized the segments based on differences in products and services because each segment requires different technology and marketing strategies. The Desktop Management segment constitutes the ON Command CCM product line, which develops, markets and supports enterprise desktop management products. The Groupware Continuing segment develops, markets and supports real-time group scheduling products

     The Company evaluates segment performance based on gross margin from operations and does not capture segment net income (loss) or segment assets.

The following tables illustrate segment operating data for the three and six months ended June 30, 1999.

THREE MONTHS ENDED,            DESKTOP         GROUPWARE            TOTAL
      JUNE 30,               MANAGEMENT       CONTINUING
      1999
Net Product Revenue            $ 3,909           $ 1,585          $  5,494
Other Revenue                    1,441               464             1,905
                               -------           -------          --------
Total Revenue                    5,350             2,049             7,399
Cost of Product
 Revenue                         1,133               151             1,284
                               -------           -------          --------
Gross Margin                   $ 4,217           $ 1,898          $  6,115

      1998
Net Product Revenue            $ 2,004           $ 1,764          $  3,768
Other Revenue                      763               479             1,242
                               -------           -------          --------
                                 2,767             2,243             5,010
Cost of Product
 Revenue                           757               299             1,056
                               -------           -------          --------
Gross Margin                   $ 2,010           $ 1,944          $  3,954

SIX MONTHS ENDED,
      JUNE 30,
      1999
Net Product Revenue            $ 8,429           $ 2,655          $ 11,084
Other Revenue                    2,299               866             3,165
                               -------           -------          --------
Total Revenue                   10,728             3,521            14,249
Cost of Product
 Revenue                         2,024               350             2,374
                               -------           -------          --------
Gross Margin                   $ 8,704           $ 3,171          $ 11,875

      1998
Net Product Revenue            $ 3,503           $ 3,388          $  6,891
Other Revenue                    1,401               893             2,294
                               -------           -------          --------
Total Revenue                    4,904             4,281             9,185
Cost of Product
 Revenue                         1,436               493             1,929
                               -------           -------          --------
Gross Margin                   $ 3,468           $ 3,788          $  7,256

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

    Management Discussion and Analysis of Financial Condition and Results of
                                   Operations

                            FORM 10-Q, June 30, 1999
                                  (unaudited)



OVERVIEW


  ON Technology Corporation and Subsidiaries (the "Company") is engaged in providing open and scalable desktop management solutions that result in financial, operational and strategic benefits for enterprise networks.

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                  -------------------------    ----------------------
                                    JUNE 30,      JUNE 30,      JUNE 30,     JUNE 30,
                                      1999          1998          1999         1998
                                  -----------   -----------    ----------  ----------
Revenue:
     Net Product Revenue             74.3 %        75.2 %        77.8 %        75.0 %
     Other revenue                   25.7 %        24.8 %        22.2 %        25.0 %
                                  -----------------------      ----------------------
       Total revenue                100.0 %       100.0 %       100.0 %       100.0 %
                                  -----------------------      ----------------------
Operating expenses:
     Cost of product revenue         17.4 %        21.1 %        16.7 %        21.0 %
     Sales and marketing             50.4 %        51.4 %        49.7 %        54.3 %
     Research and development        33.5 %        45.1 %        34.2 %        49.9 %
     General and administrative      15.2 %        18.2 %        14.8 %        18.5 %
     Gain on sale of assets            --            --            --         (70.9)%
                                  -----------------------      ----------------------
Income (loss) from operations       (16.5)%       (35.8)%       (15.4)%        27.2 %
Interest income, net                  0.9 %         1.6 %         0.9 %         1.3 %
Other income                          0.3 %          --           1.4 %          --
                                  -----------------------      ----------------------
Net income (loss) before
    Provision for income taxes      (15.3)%       (34.2)%       (13.1)%        28.6 %
                                  -----------------------      ----------------------
Provision for income taxes             --          (0.5)%          --          (0.3)%
                                  -----------------------      ----------------------
Net income (loss)                   (15.3)%       (34.7)%       (13.1)%        28.3 %
                                  =======================      ======================

  NET PRODUCT REVENUE. The Company's net product revenue is derived primarily from the licensing of software products. For the three and six months ended June 30, net product revenue increased $1.7 million (45.8%) and $4.2 million (60.8%), respectively, from 1998 to 1999. The increase is due primarily to higher sales associated with the Company's Desktop Management software business of $1.9 million (95.1%) and $4.9 million (140.6%) over each of the respective periods. The increase in the Company's Desktop Management software business was offset by a decline in Groupware continuing sales of approximately $179 thousand (10.1%) and $733 thousand (21.6%).

  OTHER REVENUE. The Company's other revenue consists of maintenance revenue, professional services and royalties received in connection with licencing ON's software to third parties. For the three and six months ended June 30, other revenue increased $663 thousand (53.4%) and $871 thousand (38.0%), respectively from 1998 to 1999. The increase is attributed to higher maintenance and professional services associated with the sales of the Company's desktop management software business.

  Cost of Product Revenue. Cost of product revenue primarily consists of expenses associated with product documentation, production and fulfillment costs and royalty fees associated with products that are licensed from third party developers. In addition, cost of product revenue includes the amortization of purchased intangibles. For the three and six months ended June 30, cost of product revenue increased $228 thousand (21.6%) and $445 thousand (23.1%), respectively from 1998 to 1999. This increase was primarily the result of increased product revenue.

  SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation and benefits paid to sales and marketing personnel. Sales and marketing expense also includes the costs associated with public relations, trade shows and conferences. For the three and six months ended June 30, sales and marketing expenses increased $1.1 million (44.5%) and $2.1 million (41.8%), respectively from 1998 to 1999. The increase is due to the Company's expansion of its Desktop Management software sales and marketing effort.

  RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and the provision of technical support. For the three and six months ended June 30, research and development expense increased $221 thousand (9.8%) and $299 thousand (6.5%), respectively from 1998 to 1999. The increase is attributed to additional investments in the Company's desktop management software business. The Company plans to continue to make significant investments in research and development related to the Company's desktop management software business.

  GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes administrative executive compensation, executive support costs, accounting operations, planning, and business development operations. For the three and six months ended June 30, general and administrative expense increased $213 thousand (23.4%) and $411 thousand (24.3%), respectively from 1998 to 1999. The increase in absolute dollars is due to higher investor relations charges as well as costs associated with the investigation of a former officer, as previously disclosed. The percentage of general and administrative expense to total revenue decreased due to an increase in the Company's revenues.

  GAIN ON SALE OF ASSETS. In connection with the Elron Transaction in 1998, the Company received net proceeds of $8.8 million and incurred $550 thousand of direct transaction costs. As a result of the Sale of Assets that had a carrying value of $1.8 million, the Company recorded a gain of $6.5 million.

  INTEREST INCOME, NET. Interest income consists primarily of interest income earned on cash and cash equivalents. For the three months ended June 30, interest income decreased by $16 thousand (19.8%) due to a decrease in funds available for investment from 1998 to 1999. Overall, interest income for the six months ended June 30 decreased by $1 thousand (0.8%) from 1998 to 1999.

  OTHER INCOME. Other income of $20 thousand and $203 thousand for the three and six month periods ended June 30, 1999, respectively, resulted from an insurance receivable.

  INCOME TAXES. For the three and six months ended June 30, 1998, there was a $22 thousand income tax adjustment as a result of a prior year review. There were no tax provisions for the three and six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its operations to date primarily through private and public placements of capital stock and the net proceeds received from the Elron transaction. At June 30, 1998 and 1999, the Company had available cash and cash equivalents of $11.3 million and $5.6 million respectively. As of June 30, 1999, the Company has a $1.2 million letter of credit guarantee outstanding for a subsidiary against a line of credit with a foreign bank.

  Net cash used in operating activities for the six months ended June 30, 1998
and June 30, 1999, was $3.2 million and $2.5 million respectively.   For the six
months ended June 30, 1998, net cash used in operating activities consisted primarily of net income of $2.6 million which is offset by a $6.5 million gain on sale of assets and net change in depreciation and amortization, amortization of deferred compensation and operating assets and liabilities of $689 thousand. For the six months ended June 30, 1999, net cash used in operating activities consisted primarily of a net loss of $1.9 million coupled with a net change in operating assets and liabilities of $(2.4) million offset by depreciation and amortization $810 thousand and deferred revenue of $954 thousand.

  Net cash provided by (used in) investing activities for the six months ended June 30, 1998 and June 30, 1999 was $8.1 million and $(290) thousand,
respectively.   For the six months ended June 30, 1998 cash provided by
investing activities was primarily a result of net proceeds from assets held for sale of $8.3 million. For the six months ended June 30, 1999 cash used in investing activities consisted of the purchases of property and equipment of $290 thousand.

  Net cash (used in) provided by financing activities for the six months ended June 30, 1998 and June 30, 1999 was $(214) thousand and $76 thousand, respectively. For the six months ended June 30, 1998, net cash used in financing activities consisted of principal repayment on obligations under capital lease of $268 thousand, partially offset by the exercises of stock options and stock purchases through the ESPP of $54 thousand. For the six months ended June 30, 1999 cash provided by financing activities consisted of the exercises of stock options and stock purchases through the ESPP of $86 thousand offset by the remaining principal repayments on obligations under capital lease of $(10) thousand.

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

CCM PRODUCT MARKETING STRATEGY

  The target market for the CCM products is entirely different from the target market for the products the Company has marketed and sold through its thirty day free trial marketing system used prior to 1998. The target market for CCM products consists primarily of large corporations such as Deutsche Telekom, MCI Worldcom and AutoNation (all existing CCM customers). In addition, CCM product sales per customer are generally in the range of $20,000 to $500,000, as opposed to an average sale per customer for the Company's Groupware products of approximately $2,500. Sales of CCM products pose significantly greater financial risks, and require greater up-front investments in marketing, technical and financial resources, than sales of the Company's historical products. As a result, the Company is adopting a new and untested marketing strategy using a direct sales force and in-field service organization. This marketing strategy requires significant investments in additional marketing and technical personnel, retraining of existing personnel, ongoing product development and creation of an in-field service organization. The Company has developed valuable experience and expertise in Europe, however, there can be no assurance that the Company will be able to continue to transfer such experience and expertise to the North American market.

     Currently, only two customers account for more than 10% of the Company's net revenue. For the twelve months ended December 31, 1998, one customer accounted for $3.5 million, or 18% of net revenue from the Company's current products. For the six months ended June 30, 1999, two customers accounted for $4.4 million, or 30.8% of net revenue. It is possible that the Company's change in marketing strategy will result in other customers accounting for more than 10% of the Company's net revenues.

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

RAPID TECHNOLOGICAL CHANGE

  The Enterprise Desktop Management and Groupware software markets are characterized by rapid technological developments, changes in customer requirements, evolving industry standards and frequent new product introductions. The Company's future success will depend, in part, upon its ability to enhance its existing applications, develop and introduce new products that take advantage of technological advances, and respond promptly to new customer requirements and evolving industry standards. The Company has made a strategic decision to limit its Groupware marketing efforts to exclusively selling new seats to its existing customer base. The Company has identified a number of enhancements to CCM which it believes are important to its continued success in the Enterprise Desktop Management software market. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, enhancements to its existing products or new products, or that its new products will adequately address the changing needs of the marketplace. Failure by the Company in any of these areas could materially and adversely affect the Company's business, condition (financial and otherwise), prospects and results of operations. In addition, from time to time the Company or its competitors may announce new products with capabilities or technology that could have a potential to replace or shorten the life cycles of the Company's existing products or render such products obsolete. There can be no assurance that announcements by the Company or its competitors of new products will not cause customers to defer purchasing the Company's existing products. In addition, there can be no assurance that future changes in DOS, Windows, Windows NT, UNIX, NetWare, Mac-OS or other popular operating systems would not result in incompatibility with the Company's products. The Company's failure to introduce new products on a timely basis that are compatible with operating systems and environments preferred by desktop customer users would have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations.

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

     The Company uses either a printed "shrink-wrap" license or obtains signed license agreements from users of its Enterprise Desktop Management products to protect its copyrights and trade secrets in those products. The licenses may not be enforceable under some state laws and the laws of many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the terms thereof, including the terms which seek to protect the Company's proprietary technology. If the signed license agreements prove to be unenforceable, this may have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations.

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

  The Company could be subjected to lawsuits by customers, past, present or future, and others due to possible errors in the Company's software. The Company is not aware of any material errors in its software or any pending or threatened litigation. The Company maintains insurance covering software errors and omissions of $2 million domestically and $1 million internationally in addition to an umbrella policy covering liabilities of up to $10 million globally. The Company believes that its insurance coverages are sufficient to cover any such losses.

INTERNATIONAL REVENUE

  For the years ended December 31, 1997 and 1998 and the six months ended June, 1999, total revenue from international licenses (license revenue from outside the United States) represented approximately 37%, 54% and 50% respectively, of the Company's total revenue. The Company expects that international revenue may constitute a significantly greater portion of the Company's total revenue in 1999. Accordingly, a greater percentage of the Company's total revenue will be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue.

LOSS OF KEY MANAGEMENT PERSONNEL

  The Company's success depends to a significant extent upon a number of key technical and management employees. While the Company's employees are required to sign standard agreements concerning confidentiality and ownership of inventions, the employees, with the exception of Messrs. Herman DeLatte and Stephen Wietrecki, are generally not otherwise subject to employment agreements or noncompetition covenants. The loss of the services of any of the Company's key employees could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operation. The Company does not maintain life insurance policies on key employees. The Company's success also depends in large part upon its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel.

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

  The Company also announced on July 21, 1999 the resignations of Robert Orr, Vice President, North American Sales and Support, and Roy Sanford, Vice President, Worldwide Marketing, in an effort to streamline its senior sales and marketing staff. In conjunction with this effort, the Company appointed Hans-Till Freiherr von Ruexleben to Vice President Sales and Support on July 21, 1999.

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

VARIABILITY OF QUARTERLY OPERATING RESULTS

     The Company's licensing activity and results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include, among other factors the volume and timing of new and repeat orders, the introduction or announcement of new products or product enhancements by ON or third parties, interruption in the Company's overnight delivery, telephone or internal networks and databases, work stoppages, changes in product prices, changes in operating expenses, changes in product mix, increase in international sales as a percentage of total revenue, seasonality, trends in the computer industry, unavailability of product, potential software viruses and perceived threats thereof, customer order deferrals, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. While to date, the Company has not experienced any work stoppages or unavailability of products, there can be no assurance any of such events will not occur in the future. The occurrence of any such event could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations. Because of the nature of its distribution methods for its Groupware, the Company has virtually no backlog with respect to such products and generally cannot predict when users will license such products. As a result of the longer enterprise sales and product roll-out cycle for CCM, the Company will be better able to assess anticipated customer orders for CCM. Historically, repeat orders have accounted for a significant portion of the Company's total revenue; however, there can be no assurance that the Company will be able to sustain current repeat order rates in the future, in light of the de-emphasis in marketing efforts for the Groupware products. Furthermore, since the Company's cost of total revenue is relatively low and its operating expenses are relatively fixed, any revenue shortfall in a quarter will result in a substantially similar shortfall in net income. In addition, significant quarterly fluctuations in licensing activity will cause significant fluctuations in the Company's cash flows and cash equivalents, accounts receivable and deferred revenue accounts on the Company's balance sheet.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, June 30, 1999



                              PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 30, 1999, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, the Company submitted the following proposals: (1) a proposal to elect William C. Hulley and Herman DeLatte as Class I directors to serve until the Company's Annual Meeting of Stockholders held in 2002 and until their successors are duly elected and qualified ("Proposal One"); (2) a proposal to approve amendments to the 1995 Directors Stock Option Plan increasing the number of shares available under such plan from 100,000 to 200,000 and authorizing annual grants of options to purchase 10,000 shares of the Company's common stock for the Company's outside directors, which options shall vest in equal quarterly installments over a one year period ("Proposal Two"); (3) a proposal to ratify the selection of Arthur Anderson LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999 ("Proposal Three").

      The number of shares issued, outstanding and eligible to vote as of the record date of March 8, 1999 was 12,462,689. The votes cast at the Annual Meeting were as follows:

                                                                 Delivered
Votes For                 Votes Against             Abstain      Not Voted
---------                 -------------             -------      ---------
Proposal One:
-------------

William C. Hulley
9,109,762                     0                      49,915            0

Herman DeLatte
9,109,571                     0                      50,106            0


Proposal Two:
-------------

8,681,228                  188,378                  290,071            0


Proposal Three:
---------------

9,107,265                   34,585                   17,827            0

Item 5.  Other Information

      If a stockholder intends to present a proposal at the Annual Meeting of Stockholders of the Company in 2000 (the "2000 Annual Meeting") and does not submit such proposal on or before December 31, 1999, such proposal will not be included in the proxy statement and proxy card related to the 2000 Annual Meeting. Nonetheless, such stockholder may raise such proposal at the 2000 Annual Meeting; however, as a result of the adoption by the SEC on May 21, 1998 of new rule 14a-4(c)(1) under the Securities and Exchange Act of 1934, as amended, if such stockholder fails to notify the Company at least 45 days prior to March 31, 2000 (i.e., the month and day of the mailing of the Company's proxy statement and proxy card related to the Annual Meeting of Stockholders of the Company in 1999) of its intent to raise such proposal at the 2000 Annual Meeting, then management proxies would be allowed to use their discretionary voting authority in the event such proposal is raised at the 2000 Annual Meeting, without any discussion of the matter in the proxy statement related to the 2000 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

      The Company filed a current report dated April 5, 1999 in connection with the resignation of the Chief Financial Officer, John Bogdan, and appointment of interim Chief Financial Officer, Stephen Wietrecki. The Company also alerted the U.S. Attorney as to possible misappropriation of Company funds.

      The Company filed a current report dated May 7, 1999 in connection with the appointment of Stephen Wietrecki as Chief Financial Officer and Vice President of Finance.

      The Company filed a current report dated July 23, 1999 in relation to the appointment of Hans-Till Freiherr von Ruexleben to Vice President, North American Sales and Support, replacing former Vice President, Robert Orr, who resigned to pursue other non-competing interests. The Company also announced the resignation of Roy Sanford, Vice President, Worldwide Marketing, in the same current report. These changes were implemented in an effort to streamline its senior sales and marketing staff.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                              FORM 10-Q, June 30, 1999

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ON TECHNOLOGY CORPORATION



                              /s/ Herman DeLatte
                              ----------------------------------------
Date: August 13, 1999         Name:  Herman DeLatte
                              Title: Chief Executive Officer



                              /s/ Stephen J. Wietrecki
                              ----------------------------------------
Date: August 13, 1999         Name:  Stephen J. Wietrecki

                              Title: Vice President of Finance
                                     and Chief Financial Officer

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, June 30, 1999

                                 EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------

27.0                Financial Data Schedule