Form 10-Q
period 1999-09-30
ON TECHNOLOGY CORP
filed 1999-11-15
CIK 925288

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended 30 September 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ________ to ________

Commission file number 0-26376

                           ON TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                     04-3162846
(State of incorporation)                 (IRS Employer Identification Number)

                                 Waltham Woods
                         880 Winter Street, Building 4
                            Waltham, MA  02451-1449
                                 (781) 487-3300

             (Address and telephone of principal executive offices)

                                  -----------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    YES  X   NO
                        ---     ---

12,743,951 shares of the registrant's Common stock, $0.01 par value, were outstanding as of November 11, 1999.

                     THIS DOCUMENT CONTAINS   24   PAGES.
                                            ------
                       THE EXHIBIT INDEX IS ON PAGE 23.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                         FORM 10-Q, September 30, 1999

                                   CONTENTS

Item Number                                                             Page
-----------                                                             ----

                        PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
           Balance sheets:
             September 30, 1999 and December 31, 1998                     3
           Statements of operations:
             Three and nine months ended September 30, 1999 and 1998      4
           Statements of cash flows:
             Nine months ended September 30, 1999 and 1998                5
           Notes to condensed consolidated financial statements           6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9-20

                          PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                21

Item 2.  Changes in Securities                                            21

Item 3.  Defaults Upon Senior Securities                                  21

Item 4.  Submission of Matters to a Vote of Security Holders              21

Item 5.  Other Information                                                21

Item 6.  Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                22

EXHIBIT INDEX                                                             23

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (unaudited)


                                                                                 SEPTEMBER 30,       DECEMBER  31,
                                                                                     1999                1998
                                                                                 ------------        ------------
ASSETS
Current Assets:
Cash and cash equivalents                                                           $  6,648            $  8,001
Accounts receivable, net of allowance for doubtful accounts and
 sales returns of $897 and $954, respectively                                          4,525               3,384
Inventories                                                                               85                  74
Prepaid expenses and other current assets                                              1,182                 755
                                                                                    --------            --------
     Total current assets                                                             12,440              12,214
                                                                                    --------            --------
Property and equipment, at cost:
Computers and equipment                                                                4,235               3,774
Equipment under capital leases                                                           ---                 193
Furniture and fixtures                                                                   239                 239
                                                                                    --------            --------
Less--Accumulated depreciation                                                         3,138               2,370
                                                                                    --------            --------
                                                                                       1,336               1,836
                                                                                    --------            --------
Other assets and deposits                                                                 80                  80
Purchased intangibles, net of $1,882 and $1,539 of accumulated
   amortization, respectively                                                            197                 539
                                                                                    --------            --------
                                                                                    $ 14,053            $ 14,669
                                                                                    ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations                                        $    ---            $     10
Accounts payable                                                                       4,188               4,399
Accrued expenses                                                                       1,101               1,257
Reserve for distributor inventories                                                      120                 120
Deferred revenue                                                                       3,360               1,742
                                                                                    --------            --------
    Total current liabilities                                                          8,769               7,528
                                                                                    --------            --------
Stockholders' Equity:
Common stock, $.01 par value  Authorized - 20,000,000 shares
   Issued and outstanding  12,598,161   shares and 12,376,095
     shares, respectively                                                                 126                124
Additional paid in capital                                                             63,052             62,793
Accumulated deficit                                                                   (57,847)           (55,695)
Cumulative translation adjustment                                                         ---                (34)
Treasury stock (15,000 shares at cost)                                                    (47)               (47)
                                                                                     --------           --------
          Total stockholders' equity                                                    5,284              7,141
                                                                                     --------           --------
                                                                                     $ 14,053           $ 14,669
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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                                  THREE MONTHS                          NINE MONTHS
                                                               ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                               -------------------                  -------------------
                                                            1999               1998             1999              1998
                                                         -----------       -----------       -----------       -----------
Revenue:
-------
Net product revenue                                      $     6,129       $     4,031       $    17,213       $    10,922
Other revenue                                                  2,155             1,219             5,320             3,513
                                                         -----------       -----------       -----------       -----------
    Total revenue                                              8,284             5,250            22,533            14,435
                                                         -----------       -----------       -----------       -----------
Operating expenses:
------------------
Cost of product revenue                                        2,078               980             4,452             2,910
Sales and marketing                                            2,971             2,603            10,052             7,594
Research and development                                       2,489             2,143             7,374             6,729
General and administrative                                     1,046               873             3,151             2,567
Gain on sale of assets                                           ---               ---               ---            (6,518)
                                                         -----------       -----------       -----------       -----------
  Income (loss) from operations                                 (300)           (1,349)           (2,496)            1,153
                                                         -----------       -----------       -----------       -----------
Interest income, net                                               6                92               126               213
Other income                                                      13                12               216                12
                                                         -----------       -----------       -----------       -----------
  Income (loss) before provision
    for income taxes                                            (281)           (1,245)           (2,154)            1,378
Provision for income taxes                                       ---                 5               ---                27
                                                         ===========       ===========       ===========       ===========
    Net Income  (loss)                                   $      (281)      $    (1,250)      $    (2,154)      $     1,351
                                                         ===========       ===========       ===========       ===========
Basic earnings (loss) per share                          $     (0.02)      $     (0.10)      $     (0.17)      $      0.11
                                                         ===========       ===========       ===========       ===========
Diluted earnings (loss) per share                        $     (0.02)      $     (0.10)      $     (0.17)      $      0.11
                                                         ===========       ===========       ===========       ===========
Basic shares used in
  per share calculation                                   12,524,788        12,312,326        12,479,809        12,256,211
                                                         ===========       ===========       ===========       ===========
Diluted shares used in
  per share calculation                                   12,524,788        12,312,326        12,479,809        12,604,164
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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                       NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                 1999                1998
                                                                ------              ------
Cash Flows from Operating Activities
   Net income (loss)                                           $(2,154)             $ 1,351
Adjustments to reconcile net income (loss)
to net cash used in operating activities
   Gain on sale of assets                                          ---               (6,518)
   Amortization of deferred compensation                           ---                  229
   Depreciation and amortization                                 1,306                1,218
   Changes in assets and liabilities:
     Accounts receivable                                        (1,139)                (567)
     Inventories                                                   (11)                 138
     Prepaid expenses and other current assets                    (421)               1,548
     Accounts payable                                             (427)                (803)
     Accrued expenses                                             (156)              (1,877)
     Reserve for distributor inventories                           ---                  (96)
     Deferred revenue                                            1,618                  854
                                                              --------             --------
        Net cash used in operating activities                   (1,384)              (4,523)
                                                              --------             --------
Cash Flows From Investing Activities
   Increase in other assets and deposits                           ---                   (4)
   Purchase of property and equipment, net                        (463)                (293)
   Purchase of csd Software GmbH, net of cash acquired             ---                  (34)
   Net proceeds from assets held for sale, net of deal costs       ---                8,273
                                                              --------             --------
        Net cash provided by (used in) investing activities       (463)               7,942
                                                              --------             --------
Cash Flows From Financing Activities
   Exercise of stock options                                       120                   65
   Stock purchase through ESPP                                     143                   66
   Principal repayments on obligation under capital lease          (10)                (328)
                                                              --------             --------
        Net cash (used in) provided by financing activities        253                 (197)
                                                              --------             --------
Net effect of exchange rates on cash & cash equivalents            241                 (300)
Net increase (decrease) in cash and cash equivalents            (1,353)               2,922
Cash and cash equivalents, beginning of period                   8,001                6,679
                                                              --------             --------
Cash and cash equivalents, end of period                      $  6,648             $  9,601
                                                              ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for -
         Interest paid                                        $     18             $     58
         Income taxes paid                                    $    ---             $     27
                                                              ========             ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Return of property and equipment under capital leases -       $    ---             $  1,049
                                                              ========             ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         FORM 10-Q, September 30, 1999
                (dollars in thousands, except per share amount)
                                  (unaudited)


1.  Interim Financial Statements
    ----------------------------

          The accompanying consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") without audit (except for the balance sheet information as of December 31, 1998) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form-10Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of September 30, 1999 and December 31, 1998, and results of operations for the three and nine months ended September 30, 1999 and September 30, 1998. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Registration Statement on Form 10-K.

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

Basic and diluted EPS as required by SFAS 128, are as follows:

(dollars in thousands, except per share data)             Three Months                        Nine Months
                                                       Ended September 30,                 Ended September 30,
                                                  ------------------------------    ------------------------------
                                                       1999             1998             1999             1998
                                                  -------------    -------------    -------------    -------------
Net income (loss)                                    $  (281)        $ (1,250)        $  (2,154)        $ 1,351

Basic weighted average shares outstanding             12,525           12,312            12,480          12,256

Weighted average common equivalent shares                ---              ---               ---             348
                                                     -------         --------         ---------         -------
Diluted weighted average shares outstanding           12,525           12,312            12,480          12,604
                                                     =======         ========         =========         =======
 Basic earnings (loss) per share                     $ (0.02)        $  (0.10)        $   (0.17)        $  0.11
                                                     =======         ========         =========         =======
 Diluted earnings (loss) per share                   $ (0.02)        $  (0.10)        $   (0.17)        $  0.11
                                                     =======         ========         =========         =======
Anti-dilutive securities, that were not
   included in the above table are as follows:
              Stock Options:                             952            1,370             1,110             891
                                                     =======         ========         =========         =======

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

4.  Reporting Comprehensive Income
    ------------------------------

          The Company adopted SFAS 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.
If presented on the accompanying statements of operations for the three months ended September 30, 1999 and September 30, 1998, comprehensive loss would be $22 higher and $26 lower, respectively, than the reported net loss, due to foreign currency translation adjustments. If presented on the statement of operations for the nine months ended September 30, 1999, comprehensive loss would be $34 lower. If presented on the statement of operations for the nine months ended September 30, 1998, comprehensive income would be $11 lower.

5. Segment Reporting
   -----------------

          During the three and nine months ended September 30, 1999 and 1998, the Company had two reportable segments: Desktop Management and Groupware Continuing. Management has organized the segments based on differences in products and services because each segment requires different technology and marketing strategies. The Desktop Management segment constitutes the ON Command CCM product line, which develops, markets and supports enterprise desktop management products. The Groupware Continuing segment develops, markets and supports real-time group scheduling products

          The Company evaluates segment performance based on gross margin from operations and does not capture segment net income (loss) or segment assets.


The following tables illustrate segment operating data for the three and nine months ended September 30, 1999 and 1998.

   THREE MONTHS ENDED,       DESKTOP            GROUPWARE          TOTAL
      SEPTEMBER 30,        MANAGEMENT          CONTINUING

         1999
Net Product Revenue
                            $ 4,475              $1,654              $ 6,129
Other Revenue                 1,628                 527                2,155
                            -------              ------              -------
Total Revenue                 6,103               2,181                8,284
Cost of Product Revenue       1,935                 143                2,078
                            -------              ------              -------
Gross Margin                $ 4,168              $2,038              $ 6,206

         1998
Net Product Revenue         $ 2,061              $1,970              $ 4,031
Other Revenue                   793                 426                1,219
                            -------              ------              -------
Total Revenue                 2,854               2,396                5,250
Cost of Product Revenue         817                 163                  980
                            -------              ------              -------
Gross Margin                $ 2,037              $2,233              $ 4,270

    NINE MONTHS ENDED,
      SEPTEMBER 30,

         1999
Net Product Revenue         $12,904              $4,309              $17,213
Other Revenue                 3,927               1,393                5,320
                            -------              ------              -------
Total Revenue                16,831               5,702               22,533
Cost of Product Revenue       3,959                 493                4,452
                            -------              ------              -------
Gross Margin                $12,872              $5,209              $18,081

         1998
Net Product Revenue         $ 5,564              $5,358              $10,922
Other Revenue                 2,194               1,319                3,513
                            -------              ------              -------
Total Revenue                 7,758               6,677               14,435
Cost of Product Revenue       2,253                 656                2,909
                            -------              ------              -------
Gross Margin                $ 5,505              $6,021              $11,526

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

          Management Discussion and Analysis of Financial Condition
                           and Results of Operations

                         FORM 10-Q, September 30, 1999
                                  (unaudited)

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


RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:


                                                    THREE MONTHS ENDED                               NINE MONTHS ENDED
                                           -----------------------------------              ----------------------------------
                                           SEPTEMBER 30,         SEPTEMBER 30,              SEPTEMBER 30,        SEPTEMBER 30,
                                                1999                 1998                       1999                  1998
                                                ----                 ----                       ----                  ----
Revenue:
     Net product revenue                       74.0 %                76.8 %                     76.4 %               75.7 %
     Other revenue                             26.0 %                23.2 %                     23.6 %               24.3 %
                                           --------------------------------                 -------------------------------
       Total revenue                          100.0 %               100.0 %                    100.0 %              100.0 %
                                           --------------------------------                 -------------------------------
Operating expenses:
     Cost of product revenue                   25.1 %                18.7 %                     19.8 %               20.2 %
     Sales and marketing                       35.9 %                49.6 %                     44.6 %               52.6 %
     Research and development                  30.0 %                40.8 %                     32.7 %               46.6 %
     General and administrative                12.6 %                16.6 %                     14.0 %               17.8 %
     Gain on sale of assets                     ---                   ---                      ---                  (45.2)%
                                           --------------------------------                 -------------------------------
Income (loss) from operations                  (3.6)%               (25.7)%                    (11.1)%                8.0 %
                                           --------------------------------                 -------------------------------
Interest income, net                            0.1 %                 1.8 %                      0.5 %                1.5 %
Other income                                    0.1 %                 0.2 %                      1.0 %                0.1 %
                                           --------------------------------                 -------------------------------
Net income (loss) before
   Provision for income taxes                  (3.4)%               (23.7)%                     (9.6)%                9.6 %
                                           --------------------------------                 -------------------------------
Provision for income taxes                      ---                  (0.1)%                      ---                 (0.2)%
                                           --------------------------------                 -------------------------------
Net income (loss)                              (3.4)%               (23.8)%                     (9.6)%                9.4 %
                                           ================================                 ===============================



          NET PRODUCT REVENUE. The Company's net product revenue is derived primarily from the licensing of software products. For the three and nine months ended September 30, net product revenue increased $2.1 million (52.0%) and $6.3 million (57.6%), respectively, from 1998 to 1999. The increase is due primarily to higher sales associated with the Company's Desktop Management software business of $2.4 million (117.1%) and $7.3 million (131.9%) over each of the respective periods. The increase in the Company's Desktop Management software business was offset by a decline in Groupware continuing sales of approximately $316 thousand (16.0%) and $1.0 million (19.6%).

          Other Revenue. The Company's other revenue consists of maintenance revenue and professional services. For the three and nine months ended
September 30, other revenue increased $936 thousand (76.8%) and $1.8 million (51.4%), respectively from 1998 to 1999. The increase is attributed to increased maintenance sales and professional services associated with the sales of the Company's Desktop Management software business.

          COST OF PRODUCT REVENUE.   Cost of product revenue primarily consists
of expenses associated with product documentation, production and fulfillment costs and royalty fees associated with products that are licensed from third party developers. In addition, cost of product revenue includes the amortization of purchased intangibles. For the three and nine months ended September 30, cost of product revenue increased $1.1 million (112.0%) and $1.5 million (53.0%), respectively from 1998 to 1999. This increase was primarily the result of increased product revenue.

          SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation and benefits paid to sales and marketing personnel. Sales and marketing expense also includes the costs associated with public relations, trade shows and conferences. For the three and nine months ended September 30, sales and marketing expenses increased $368 thousand (14.1%) and $2.5 million (32.4%), respectively from 1998 to 1999. The increase is due to the Company's expansion of its Desktop Management software business.

          RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and the provision of technical support. For the three and nine months ended September 30, research and development expense increased
$346 thousand (16.1%) and $645 thousand (9.6%). The increase is attributed to additional investments in the Company's Desktop Management software business. The Company plans to continue to make significant investments in research and development related to the Company's Desktop Management Software business.

          GENERAL AND ADMINISTRATIVE EXPENSE.   General and administrative
expense includes administrative executive compensation, executive support costs, accounting operations, planning, and business development operations. For the three and nine months ended September 30, general and administrative expense increased $173 thousand (19.8%) and $584 thousand (22.8%), respectively from 1998 to 1999. The increase in absolute dollars is due to higher investor relations charges as well as costs associated with the investigation of a former officer, as previously disclosed. General and administrative expense as a percentage of total revenue decreased due to an increase in the Company's revenues.

          GAIN ON SALE OF ASSETS. In connection with the sale of certain assets to Elron Software in 1998 (the "Elron Transaction"), the Company received net proceeds of $8.8 million and incurred $550 thousand of direct transaction costs. As a result of the Elron Transaction, assets were sold that had a carrying value of $1.8 million and the Company recorded a gain of $6.5 million.

          INTEREST INCOME, NET. Interest income consists primarily of interest income earned on cash and cash equivalents. For the three and nine months ended September 30, interest income decreased by $86 thousand (93.5%) and $87 thousand (40.8%), respectively from 1998 to 1999 due to a decrease in funds available for investment.

          OTHER INCOME. Other income of $13 thousand and $216 thousand for the three and nine month periods ended September 30, 1999, respectively, resulted from an insurance receivable.

          INCOME TAXES. For the three and nine months ended September 30, 1998, there was a $5 thousand and $22 thousand income tax adjustment as a result of a prior year review. There were no tax provisions for the three and nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has funded its operations to date primarily through private and public placements of capital stock and the net proceeds received from the Elron Transaction. At September 30, 1998 and 1999, the Company had available cash and cash equivalents of $9.6 million and $6.6 million respectively. As of September 30, 1999, the Company has a $1.0 million letter of credit guarantee outstanding for a subsidiary against a line of credit with a foreign bank and a $0.7 million letter of credit guarantee outstanding securing our new facility lease. The Company has an unused and available line of credit of $5.0 million with a commercial bank. The Company can borrow under this line of credit up to the greater of $5.0 million or the sum of 80% of qualified domestic accounts receivable. Advances pursuant to the line of credit are secured by liens granted on the Company's accounts receivable. At September 30, 1999, the Company did not have an outstanding balance under the line of credit agreement.

          Net cash used in operating activities for the nine months ended September 30, 1998 and September 30, 1999, was $4.5 million and $1.4 million respectively. For the nine months ended September 30, 1998, net cash used in operating activities consisted primarily of net income of $1.4 million which is offset by a $6.5 million gain on sale of assets and net change in depreciation and amortization, amortization of deferred compensation and operating assets and liabilities of $644 thousand. For the nine months ended September 30, 1999, net cash used in operating activities consisted primarily of net loss of $2.2 million coupled with the net change in operating assets and liabilities of $536 thousand offset with depreciation and amortization of $1.3 million.

          Net cash provided by (used in) investing activities for the nine months ended September 30, 1998 and September 30, 1999 was $7.9 million and $(463) thousand, respectively. For the nine months ended September 30, 1998 cash provided by investing activities was primarily a result of net proceeds from assets held for sale of $8.3 million. For the nine months ended September 30, 1999 cash used in investing activities consisted of the purchases of property and equipment of $463 thousand.

          Net cash (used in) provided by financing activities for the nine months ended September 30, 1998 and September 30, 1999 was $(197) thousand and $253 thousand, respectively. For the nine months ended September 30, 1998, net cash used in financing activities consisted of principal repayment on obligations under capital lease of $328 thousand, partially offset by the exercises of stock options and stock purchases through the Company's Employees Stock Purchase Plan ("ESPP") of $131 thousand. For the nine months ended September 30, 1999, net cash provided by financing activities consisted of the exercises of stock options and stock purchases through the ESPP of $263 thousand offset by principal repayment on obligations under capital lease of $10 thousand.

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

          Currently, only two customers account for more than 10% of the Company's net revenue. For the twelve months ended December 31, 1998, one customer accounted for $3.5 million, or 18% of net revenue from the Company's current products. For the nine months ended September 30, 1999, two customers accounted for $7.4 million, or 43.0% of net revenue. It is possible that the Company's change in marketing strategy will result in other customers accounting for more than 10% of the Company's net revenues.


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


INTERNATIONAL REVENUE

          For the years ended December 31, 1997 and 1998 and the nine months ended September, 1999, total revenue from international licenses (license revenue from outside the United States) represented approximately 37%, 54% and 54% respectively, of the Company's total revenue. The Company expects that international revenue may constitute a significantly greater portion of the Company's total revenue for fiscal year 1999. Accordingly, a greater percentage of the Company's total revenue will be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue.


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

YEAR 2000 ISSUE

          As explained below, the Company has addressed Year 2000 issues. However, because no single standard for Year 2000 compliance has been agreed upon by any industry group or promulgated by any government body, there can be no assurance that the Company's efforts to address Year 2000 issues will result in its products and internal computerized information systems being Year 2000 compliant in accordance with the various standards that have developed and will continue to develop in the industry.


          The Company's management has evaluated, and believes that it has adequately addressed the potential impact of the year 2000 on the processing of date-sensitive information by the Company's internal computerized information systems and the Company's software products being sold. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's products that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. The Company's costs incurred in conjunction with evaluating and addressing Year 2000 issues have not had, and the Company's expected future 2000 related expenditures will not have a material impact on the Company's business, condition (financial or otherwise), prospects and results of operations. However, failure of the Company, its customers or vendors to resolve any foreseen or unforeseen processing issues in a timely manner, could have a material adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations.

          Over the past year, the Company has made substantial modifications and improvements to its operational software. An integral part of this process has been to review all newly purchased and internally developed software for Year 2000 compliance. The Company completed an evaluation of all of the existing software, hardware and equipment used in its internal systems and operations and believes that it has undertaken all of the required actions to ensure that such systems are now Year 2000 compliant, at an approximate cost of $250 thousand. The Company believes that although these costs are not material to its business, if there are any unforeseen processing issues which have not been adequately addressed, the Year 2000 issue could have a material adverse impact on the Company's business, condition (financial or otherwise), prospects and results of operations.

          The Company has also initiated and substantially completed formal communications with its major suppliers, customers and service providers to determine the extent to which the Company may be vulnerable to any failures by any of these parties to remedy their own Year 2000 issues. At this time, the aforementioned communications have led us to believe that the nature and extent of any potential adverse impact resulting from the failure of third party suppliers, customers and service providers to achieve Year 2000 compliance is minimal. Because the cost and timing of Year 2000 compliance by third parties such as suppliers, customers and service providers is not within the Company's control, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve Year 2000 compliance.

          The Company believes that it has adequately established contingency plans to manage the impact of a failure by any of its third party suppliers, customers or service providers to be Year 2000 compliant. The Company believes that its relationships with multiple third party suppliers and service providers and the diversity of its customer base should reduce, to some extent, the impact of any such failures. There can be no assurance that the contingency plans implemented by the Company will successfully mitigate issues resulting from Year 2000 non-compliance, and in the event that such plans do not successfully, in whole or in part, mitigate such issues, there could be a material adverse affect on the Company's business, condition (financial or otherwise), prospects or results of operations.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, September 30, 1999



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


Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits


         The exhibits listed in the accompanying Exhibit Index on page XX are filed or incorporated by reference as part of this Report.

              (b) Reports on Form 8-K

                  None

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                         FORM 10-Q, September 30, 1999

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ON TECHNOLOGY CORPORATION



                              /s/ Herman DeLatte
                              ------------------

Date: November 15, 1999       Name:  Herman DeLatte
                              Title: Chief Executive Officer



                              /s/ Stephen J. Wietrecki
                              ------------------------

Date: November 15, 1999       Name:  Stephen J. Wietrecki
                              Title: Vice President of Finance
                                     and Chief Financial Officer