Form 10-K
period 1999-12-31
ON TECHNOLOGY CORP
filed 2000-03-28
CIK 925288

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________

Commission file number 0-26376

                            ON TECHNOLOGY CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                         04-3162846
        --------                                         ----------
(State of incorporation)                    (IRS Employer Identification Number)

                        880 Winter Street, Building Four
                          Waltham, Massachusetts 02451
                                 (781) 487-3300
                                http://www.on.com
             (Address and telephone of principal executive offices)
                                   -----------

        Securities registered pursuant to Section 12(b) of the Act:

                                      None


           Securities registered pursuant to Section 12(g)of the Act:

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

                                         YES  X       NO
                                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price of the Company's common stock on March 6, 2000, as reported by the Nasdaq National Market:
$190,636,590

Indicate the number of outstanding shares of each issuer's classes of common stock as of March 6, 2000: Common Stock, par value $0.01 per share: 14,253,203


                                                                     Form 10-K
                       DOCUMENTS INCORPORATED BY REFERENCE           Reference
                                                                     ---------

(1)  Definitive Proxy Statement for Annual Meeting for                Part III
     Shareholders Scheduled for April 28, 2000

(2)  Definitive Proxy Statement for Special Meeting of                Part III
     Shareholders Scheduled for April 28, 2000

(3)  Registration Statement No. 33-92562 on Form S-1,                 Part IV
     as amended

(4)  Registration Statement No. 333-95333 on Form S-3,                Part IV
     as amended


                        THIS DOCUMENT CONTAINS 51 PAGES.

                        THE EXHIBIT INDEX IS ON PAGE 47.
================================================================================

                                     PART I
                                     ------
ITEM 1
BUSINESS

THE COMPANY

     The Company's current business consists of two product categories: Client Management products, including CCM, and MeetingMaker. CCM is marketed directly to corporations with very large local or wide area networks, using enterprise-oriented direct sales and support teams.

     The Company was founded in 1985 and entered the communications software market in 1990, believing that the rapid proliferation of new client operating systems (Windows, DOS, Macintosh and OS/2, among others) would create heterogeneous networks of various types and generations of personal computers running the latest as well as older operating systems. The Company believed that these heterogeneous networks would create a demand for communications software products that run on leading edge as well as on less advanced hardware platforms. The Company began shipping e-mail products in 1990, and in 1993 expanded its product line to group scheduling software with the acquisition of substantially all of the assets of ON Technology, Inc. The Company entered the software metering business by obtaining the exclusive worldwide rights to SofTrack in December 1993. The Company expanded its e-mail offerings with the acquisition of Davinci Systems Corporation in 1994. In August of 1995, the Company completed an initial public offering of 2,360,000 shares of its Common Stock resulting in net proceeds of $31,647,000. In the first quarter of 1996, the Company entered the firewall software and anti-virus software business through the acquisitions of neTrend Corporation and Leprechaun Software International, Ltd., respectively and purchased the LAN software business from Technocom plc. The Company began shipping ON Guard, the Company's firewall software product, and Macro Virus Track, the Company's anti-virus software product, during the second quarter of 1996. In January 1997, the Company entered into the Internet usage monitoring and CCM businesses through two acquisitions.

     On July 29, 1997, the Board adopted a restructuring plan whereby new customer acquitions for the Company's Groupware, Network Management and Security products were de-emphasized and those businesses began to be operated with the objective of providing the cash flow required to support the CCM Business. On October 29, 1997, the Company implemented additional restructuring measures, including the closing or reducing of some foreign offices, while building up the CCM software development group in Starnberg, Germany. At about the same time, management identified a buyer for the Company's Network Management and Security products, as well as its Free Trial Marketingsystem. The Company had offered the buyer, Elron Software, Inc. ("Elron"), the Groupware products (then consisting of Notework and DaVinci e-mail and Meeting Maker group scheduling) in addition to the other assets; however, Elron did not express an interest in the Groupware products. On October 29, 19997, an agreement was reached with Elron for the sale of the Company's Network Management and Security product. This sale was consummated following the affirmative vote of the Company's stockholders on February 11, 1998.

     In October 1998, the Board decided to discontinue the email products as of December 31, 1998, but continue to service the customer base with support until the end of 1999.

     On January 6, 2000, the Company announced that it would seek shareholder approval to sell its Meeting Maker product line along with related marketing systems and organization (the "Assets") to Meeting Maker, Inc. In addition, on January 6, 2000, the Company entered into a management agreement with Meeting Maker, Inc., pursuant to which Meeting Maker, Inc. agreed to manage the Assets for its benefit and at its risk and expense and to pay all salaries and other employee related expenses with respect to the Assets and transferred employees.

BUSINESS OF THE COMPANY FOLLOWING THE MEETING MAKER TRANSACTION

     The Company believes that the CCM Business offers opportunities for long-term growth because CCM currently has technological advantages over the products offered by the Company's principle competitors. The Company believes that success in the CCM Business requires both superior technology and the financial, marketing and human resources to provide the technology and related services globally. Certain competitors of the Company have these necessary resources, but the Company believes that their client management products do not offer all of the technological advantages of CCM. Unlike most of the products offered by the Company's competitors, CCM enables network administrators to install operating system software as well as application software. To build upon its technological base, the Company needs to develop its global resources, either on its own or through strategic relationships with companies with established global capabilities. Currently, the Company believes that there is no company offering both global capabilities and the technological advances offered by CCM.

CLIENT MANAGEMENT PRODUCTS

     In many organizations, Information Technology ("IT") is increasingly viewed as a strategic resource rather than simply as a support function. At the same time, IT organizations are under increasing pressure to support more PCs with fewer resources as well as deliver a higher quality of service (or risk being outsourced). For example, reducing PC downtime is a major concern for many organizations because downtime can quickly result in lost revenues or lost customers due to the unavailability of mission-critical applications. The dynamics of the current business and technology environment are also placing significant demand on IT, such as the need to provide Internet or intranet-based access to data, and to upgrade end-user PCs to high-end systems such as Windows NT in order to provide end-users with more advanced functionality, security and performance.

     Traditionally, IT tasks such as PC software installation, configuration and troubleshooting have been handled in a manual, hands-on manner. In many organizations, this typically involves sending a technician with a CD-ROM drive to a remote location, such as the manufacturing floor or the trading floor. In addition, detailed information about end-user PC configurations -- such as individualized parameters (e.g., username/password, IP address, default font), list of installed software and revisions, and dependencies between installed software packages -- has traditionally been managed in an ad hoc manner, making it difficult and time consuming to troubleshoot and reconfigure PCs in case of hardware failure, user misconfiguration, or the addition of new software packages.

     CCM is an advanced and scalable software system for managing desktop PCs in enterprise networks. CCM provides total desktop control from a central administrative workstation, virtually eliminating the need to dispatch technicians to implement common IT operations at the end-user desktop. For example, CCM can remotely install operating system software, update client application software, or reconfigure PC parameters such as IP addresses or default screen resolution.

     CCM is a scalable system that allows IT organizations to automate repetitive and error-prone tasks and manage them on entire groups of PCs simultaneously. Key benefits of CCM include significantly reduced Total Cost of Ownership (TCO), enhanced quality of service for IT organizations, and the ability to rapidly implement strategic enterprise-wide technology initiatives.

     The target market for CCM is large organizations with greater than 200 PCs. CCM is primarily sold and supported via a direct sales organization in the United States, Germany, the United Kingdom and Scandinavia. In addition, the Company is currently exploring partnerships with local resellers and systems integrators outside of these areas, including France and Australia.

     CCM's capabilities include:

     o REMOTE INSTALLATION OF OPERATING SYSTEMS AND APPLICATIONS: CCM's advanced Pre-OS Agent takes control of the PC regardless of its state, allowing the system to reformat the disk and install operating systems under central control -- even when the PC's hard disk is blank, has been corrupted or misconfigured, or when the operating system or network operating system ("NOS") is not operational. CCM can also be used to implement enterprise-wide operating system upgrades from Windows 3.x or OS/2 to Windows 95 or NT, or NT to Windows 2000, for example. In addition, CCM can be used to install application software packages such as Office 2000, Lotus Notes, Netscape Navigator, or Year 2000-compliant client-side versions of SAP R/3 Peoplesoft or Oracle, for example.

  o NATIVE INSTALL TECHNOLOGY: CCM installs software by remotely executing standard vendor installation procedures on the target PC. This approach is highly reliable because vendor procedures typically adapt in real time to specific PC hardware and software configurations. In addition, CCM's installation technology uses a parametric approach that makes it extremely easy to create customized installations for individual users or groups of uses, simply by modifying a parameter table used to drive the installation process from the administrative console. In comparison, traditional "snapshot" software installation approaches are unreliable and difficult to customize because they blindly copy bulk images or binary files to the target PC, based on an idealized hardware and software configuration and particular set of installation choices.

     o REMOTE CONFIGURATION OF DESKTOP PARAMETERS: CCM's Intelligent Desktop Agents can remotely configure parameters such as IP or gateway addresses, default printers, or application options such as default fonts and URL home pages. In addition, these parameters are stored on the central CCM server, so that they can be quickly reloaded in case of failure or misconfiguration.

     o SCALABLE ARCHITECTURE: CCM offers powerful grouping capabilities that allow IT organizations to administer groups of PCs as single administrative objects. For example, PCs can belong to one or multiple groups based on hardware manufacturer, physical location, or functional organization. Network scalability is also supported by CCM's ability to perform job scheduling and bandwidth management to minimize network load, and by its use of IP as the underlying protocol for optimum efficiency.

     o ENTERPRISE-CLASS ROBUSTNESS AND EASE-OF-USE: CCM offers a number of capabilities for robust operation in enterprise environments, including and- and post-installation dependency checking and detailed logging to support automatic restart in case of network or power outages. An intuitive Windows-based graphical user interface is used for administering and monitoring the status of client management tasks, and administering client configuration information.

     o SUPPORT FOR INDUSTRY STANDARDS AND HETEROGENEOUS ENVIRONMENTS: CCM supports standard servers (Sun Solaris, Microsoft Windows NT Server), standard clients (DOS, Windows 3.x, Windows95, Windows NT Workstation, Windows 2000) and standard networks (IP protocol, Ethernet connectivity). The Company monitors evolving desktop management standards closely and intends to support them when appropriate.

     o OPEN ARCHITECTURE: CCM is based on an open architecture that allows customers and partners to create customized software installation and configuration procedures using the Command Line Interface, API or ON Command Developers Studio.

MEETINGMAKER

     MEETINGMAKER is a client/server, cross-platform network scheduling application that automates the process of proposing meetings, coordinating agendas, and securing meeting locations with the necessary equipment. Through its cross-platform architecture, MeetingMaker can be run on Windows (Windows 3.1/95/NT), Macintosh, PowerMac, Unix, and OS/2 workstations -- or seamlessly on any combination of these platforms in an integrated environment. MeetingMaker supports networks running either TCP/IP, IPX, AppleTalk, NetBIOS -- or any combination of these protocols. Large enterprise installations can use the Windows NT or Unix server options to support thousands of users; workgroups typically use a Windows, Macintosh or NetWare server platform. Using IP, organizations can easily connect MeetingMaker servers around the world via the Internet. With support for SMTP and MAPI,

MeetingMaker can easily send meeting notices to colleagues, customers, business partners and vendors through many e-mail packages. Mobile users can use MeetingMaker with their portable devices.

SALES AND MARKETING

     Beginning late in 1996, the Company began its Enterprise Sales program. This effort focuses on key accounts with larger companies where the opportunity exists for volume sales and long-term, repeat business. Through the Enterprise Sales program, the Company is building relationships in which its knowledge of the customer's needs translates into purchasing advantages and maximized support. Regular visits to the customer's site provide the Company's sales representatives with valuable feedback for technology development, future upgrades and service enhancements. The Company has established direct sales and support offices in Waltham, Massachusetts; New York, New York; Washington, D.C.; Atlanta, Georgia; Chicago, Illinois; San Jose, California; London, England; Berlin, Germany; Hamburg, Germany; Dusseldorf, Germany; and Munich, Germany.

     The Company has a limited number of original equipment manufacturer ("OEM") arrangements. Total revenue derived through these arrangements, however, is not significant. The Company also attends trade shows and publishes quarterly newsletters which are mailed to existing and prospective customers.

CUSTOMERS

     The Company markets its products primarily to large and medium-size corporate, government and institutional customers. Currently, only two customers account for more than 10% of the Company's net revenue. For the twelve months ended December 31, 1998, one customer accounted for $3.5 million, or 18% of net revenue from the Company's current products. For the twelve months ended December 31, 1999, two customers accounted for $7.6 million, or 24.5% of net revenue. It is possible that the Company's change in marketing strategy will result in other customers accounting for more than 10% of the Company's net revenues.

CUSTOMER SUPPORT

     The Company employs professional technical support staff in Starnberg, Germany and Waltham, Massachusetts to support CCM customers via telephone hotline, electronic mail and on-site visits. On-site training is also available on a case-by-case basis.

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

     The Company's research and development expenses were approximately $12,461,000, $9,044,000 and $9,952,000 for the fiscal years December 31, 1999,
1998 and 1997, respectively, in each case excluding charges for purchased incomplete research and development projects. The Company's practice to date has been to expense all software development costs as incurred.

COMPETITION

     The market for the Company's products is highly competitive, and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting the market for its products include performance, functionality, quality, customer support, breadth of product line, speed of product delivery, frequency of upgrades and updates, brand name recognition, company reputation, adherence to industry standards, integration with third-party solutions and price. Certain of the criteria upon which the performance and quality of the Company's software compete include speed of response, ease of use, interoperability with other software systems and simplicity of administration.

     As is the case in many segments of the software industry, the Company may encounter increasing price competition in the future. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which could adversely affect the Company's business, condition (financial or otherwise), prospects and results of operations. There can be no assurance that the Company will continue to compete effectively against existing and potential competitors in its markets, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company.

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

     The market for our products is highly competitive and diverse. The technology for enterprise desktop management software products can change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered.

The Company has faced competition from a number of sources, including:

  o large and established companies such as Microsoft, Computer Associates and IBM/Tivoli which offer client management capabilities as part of their systems, network or desktop management systems

  o software companies and others who provide application suites such as Intel and Network Associates, whose products include client management applications

  o information technology and systems management companies such as IBM, Computer Associates International, and Hewlett-Packard Company

  o the internal information technology departments of those companies with infrastructure management needs.

     In addition, Microsoft has announced the Zero Administration Initiative for Windows ("ZAW"), which includes a set of technologies that address some of the same client management issues as CCM. Microsoft has described components of ZAW as being available for the Windows 2000 operating system, as well as the Microsoft Systems Management Server.

     Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources than the Company has. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote reater resources to the development, promotion, and sale of their products than the Company can. The Company may not be able to compete successfully against current and future competitors. In addition, competitive pressures faced by the Company may materially adversely affect the Company's business, operating results, and financial condition.

OPERATIONS

     The Company designs most of its product, marketing and sales materials through the use of contracted services. Product orders for the Company's Groupware products are fulfilled under contract with outside fulfillment agencies. The balance of other sales and support calls are handled directly by the Company.

EMPLOYEES

     From December 31, 1998 to December 31, 1999, the number of Company employees decreased from 185 to 157, primarily due to the reduction of the number of employees supporting the Groupware products. Competition for qualified management and technical personnel is intense in the software industry. The Company's continued success will depend in part on its ability to attract and retain qualified personnel. None of the Company's employees is represented by a labor union and the Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

         The Company's headquarters, located in Waltham, Massachusetts currently occupies approximately (i) 24,496 square feet under a lease expiring June 30, 2002. The Company's Raleigh, North Carolina offices occupy approximately 6,900 square feet under a lease expiring February 28, 2002. This property has been subleased to the American Diabetes Foundation. The Company's Starnberg, Germany offices occupy 10,174 square feet pursuant to a lease expiring July 31, 2002. The Company believes that the facilities currently leased by it are suitable and adequate for the current operations of the Company. The Company utilizes approximately 90% of its leased space.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

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

                                                HIGH                     LOW
                                               -------                 -------
YEAR ENDED DECEMBER 31, 1999
First Quarter                                  $2.9690                 $1.3280
Second Quarter                                  2.4380                  1.3125
Third Quarter                                   5.6562                  1.9370
Fourth Quarter                                 13.8750                  4.7500
YEAR ENDED DECEMBER 31, 1998
First Quarter                                   2.1250                  1.1825
Second Quarter                                  4.5000                  2.1250
Third Quarter                                   3.9375                  1.8125
Fourth Quarter                                  2.0000                  1.0313
YEAR ENDED DECEMBER 31, 1997
First Quarter                                   6.2500                  3.5000
Second Quarter                                  4.2500                  2.5000
Third Quarter                                   4.3750                  2.5625
Fourth Quarter                                  3.7500                  1.1563

As of March 6, 2000 there were approximately 5,700 stockholders of record of the Company's stock.

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

                                                                     YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------
                                                  1995          1996          1997          1998          1999
                                                --------      --------      --------      --------      --------
                                                               (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Net product revenue                           $ 43,381      $ 50,165      $ 36,630      $ 15,089      $ 23,427
  Other revenue                                      740         1,627         4,652         4,921         7,450
                                                --------      --------      --------      --------      --------
     Total revenue                                44,121        51,792        41,282        20,010        30,877
                                                --------      --------      --------      --------      --------

Operating expenses:
  Cost of product revenue                          8,199        11,951         9,315         3,890         5,431
  Sales and marketing                             20,984        24,176        22,172        10,715        13,396
  Research and development                         7,014         9,456        12,461         9,044         9,952
  General and administrative                       3,184         4,407         5,501         3,412         4,466
  Charge for purchased incomplete research
     and development                                --          13,285        15,898          --            --
 Charge for restructuring                           --           5,415        10,940          --            --
 Gain on sale of assets                             --            --            --          (6,518)         --
                                                --------      --------      --------      --------      --------
Income (loss) from operations                      4,740       (16,898)      (35,005)         (533)       (2,368)
Interest income (expense), net                       554         1,134           233           325           153
Other income                                        --            --            --              20           216
                                                --------      --------      --------      --------      --------
Income (loss) before provision for taxes           5,294       (15,764)      (34,772)       (1,999)
                                                                                                            (188)
Provision for income taxes                        (1,622)          (97)         --             (27)         --
                                                --------      --------      --------      --------      --------
Net income (loss)                               $  3,672      $(15,861)     $(34,772)     $   (215)     $ (1,999)
                                                ========      ========      ========      ========      ========

Basic earnings (loss) per share                 $   0.52      $  (1.46)     $  (2.88)     $  (0.02)     $  (0.16)
                                                ========      ========      ========      ========      ========

Diluted earnings (loss) per share               $   0.40      $  (1.46)     $  (2.88)     $  (0.02)     $  (0.16)
                                                ========      ========      ========      ========      ========

Basic weighted average shares outstanding          6,314        10,854        12,079        12,281        12,526
                                                ========      ========      ========      ========      ========

Diluted weighted average shares outstanding        9,087        10,854        12,079        12,281        12,526
                                                ========      ========      ========      ========      ========

                                                                           DECEMBER 31,
                                                ----------------------------------------------------------------
                                                  1995          1996          1997          1998          1999
                                                --------      --------      --------      --------      --------
                                                                       (Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                        $33,338       $20,774       $ 6,679       $ 8,001       $16,941
Working capital                                   35,562        25,347         3,803         4,686        15,144
Total assets                                      50,173        44,142        17,382        14,669        26,788
Long-term obligations, less current portion        1,506           510            10          --            --
Redeemable convertible preferred stock              --            --            --            --            --
Total stockholders' equity (deficit)              40,306        33,493         6,996         7,141        16,970

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

     On December 30, 1999, the Company announced that it had completed a $12 million private placement of common stock and warrants to two institutional investors. Each investor purchased 514,837 shares of common stock and received warrants to purchase 257,419 shares of common stock at $15.15 per share. The investors also received warrants to purchase additional shares of common stock upon certain events.

     On January 6, 2000, the Company announced that it would seek shareholder approval to sell its Meeting Maker product line along with related marketing systems and organization (the "Assets") to Meeting Maker, Inc. In addition, on January 6, 2000, the Company entered into a management agreement with Meeting Maker, Inc., pursuant to which Meeting Maker, Inc. agreed to manage the Assets for its benefit and at its risk and expense and to pay all salaries and other employee related expenses with respect to the Assets and transferred employees. Upon shareholder approval, the Company will record the transaction as a discontinued operation under APB 30.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain financial data as percentages of the Company's total revenue:

                                                  YEARS ENDED DECEMBER 31,
                                                 -------------------------
                                                   1997     1998    1999
                                                 -------- -------- -------
Revenue:
     Net product revenue                           88.7%    75.4%   75.9%
     Other revenue                                 11.3     24.6    24.1
                                                 -------- -------- -------
       Total revenue                              100.0    100.0   100.0
                                                 -------- -------- -------
Operating expenses:
     Cost of product revenue                       22.6     19.4    17.6
     Sales and marketing                           53.7     53.6    43.4
     Research and development                      30.2     45.2    32.2
     General and administrative                    13.3     17.1    14.5
     Charge for purchased incomplete
          research and development                 38.5      ---     ---
     Charge for restructuring                      26.5      ---     ---
     Gain on sale of assets                         ---    (32.6)    ---
                                                 -------- -------- -------
Loss from operations                              (84.8)    (2.7)   (7.7)
                                                 -------- -------- -------
Interest income, net                                0.6      1.6     0.5
Other income                                        ---      0.1     0.7
                                                 -------- -------- -------
Net loss before provision for income taxes        (84.2)    (1.0)   (6.5)
                                                 -------- -------- -------
Provision for income taxes                          ---     (0.1)    ---
                                                 -------- -------- -------
Net loss                                          (84.2)%   (1.1)%  (6.5)%
                                                 ======== ======== =======

NET PRODUCT REVENUE. The Company's net product revenue is derived primarily from the licensing of software products. Net product revenue for the year ended December 31, 1997, also included revenue from catalog sales of third party products and catalog advertising space. The Company sold advertising space in its catalog for cash or received third party advertised product. Revenue from catalog advertising space for cash sales was recognized the day the catalog was mailed to customers. Revenue from third party advertised product received was recognized as each item was sold. Revenue from catalog advertising sales that was recognized upon sale of third party products for the year ended December 31, 1997 was $902 thousand. As a result of the Management Agreement and the subsequent consummation of the Elron Transaction, the Company has not received since October 30, 1997, and will no longer receive revenue, from catalog product sales and catalog ad page space. Net product revenue decreased 59% from 1997 to 1998, due primarily to products de-emphasized as part of the strategic reorganizations and restructurings undertaken in 1997 and the consumation of the Elron Transaction. Net product revenue increased 55% from 1998 to 1999, due to growth in the Comprehensive Client Management (CCM) business. Total desktop management growth was partially offset by a decrease in the groupware continuing business. The Company anticipates that net product revenue will decrease due to the Proposed Transaction.

OTHER REVENUE. The Company's other revenue consists of maintenance revenue, training and professional services. Other revenue increased by 5.8% from 1997 to 1998 and 51.4% from 1998 to 1999. These increases were primarily attributable to an increase in revenue from maintenance agreements and professional services. The small revenue increase from 1997 to 1998 is due primarily to products de-emphasized as part of the strategic reorganizations and restructurings undertaken in 1997 and the consumation of the Elron Transaction. The large revenue increase from 1998 to 1999 is due to the growth of the CCM business. The Company anticipates that other revenue will decrease due to the Proposed Transaction.

COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of expenses associated with product documentation, production and fulfillment costs, and royalty fees associated with products that are licensed from third party developers. In addition, cost of product revenue included the cost of third party products resold through the Company's catalog, the cost of producing the catalog and amortization of purchased intangibles. As part of the reorganization of its operations announced in July 1997, the Company ceased to market, sell, develop and support the anti-virus business and decreased its emphasis on the investment in new customer acquisitions for its Groupware and Network Management and Security businesses. As a result, the product inventory related to the discontinued product lines and de-emphasized products were subsequently identified and written-off, all of which is included in cost of product revenue in the amount of $849 thousand. Cost of product revenue decreased as a percentage of total revenue from 22.6% in 1997 to 19.4% in 1998. This decrease was primarily the result of decreased product revenue and the products de-emphasized as part of the strategic reorganizations and restructurings undertaken in 1997 and the consummation of the Elron Transaction. As part of the reorganization of its operations announced in July 1997, the Company has ceased to market, sell, develop and support the anti-virus business and decreased its emphasis on the investment in new customer acquisitions for its Groupware and Network Management and Security businesses. Cost of product revenue decreased as a percentage of total revenue from 19.4% in 1998 to 17.6% in 1999. The slight change is due to efforts taken in 1997 as described above.

SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail and telemarketing campaigns, and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of administering the catalog operation, the costs of public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. Sales and marketing expense stayed relatively flat as a percentage of total revenue from 53.7% in 1997 to 53.5% in 1998. However, sales and marketing expense decreased in absolute dollars by $11.5 million from 1997 to 1998. This decrease is primarily a result of the reorganization of its operations announced in July 1997, the Company has ceased to market, sell, develop and support the anti-virus business and its decreased emphasis on the investment in new customer acquisitions for its Groupware and Network Management and Security businesses. Sales and marketing expense decreased as a percentage of total revenue from 53.5% in 1998 to 43.4% in 1999. However, sales and maketing expense increased in absolute dollars by $2.7 million from 1998 to 1999. The increase in absolute dollars was a result of increased direct sales efforts in the CCM business and increased commissions due to increased CCM revenue.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and costs associated with providing technical support. Research and development expenses increased as a percentage of total revenue from 30.2% in 1997 to 45.2% in 1998. The increase is associated with the costs of product development, enhancements and maintenance relating to the CCM product acquired in the acquisition of csd Software GmbH. The Company plans to continue to make significant investments in research and development related to the CCM business. Research and development expenses decreased as a percentage of total revenue from 45.2% in 1998 to 32.2% in 1999. However, research and development expenses increased in absolute dollars by $0.9 million from 1998 to 1999. The increase in absolute dollars was a result of increased efforts in the CCM business.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation and the continued administrative expense associated with the Company's foreign operations, executive support costs, accounting operations, planning, investor relations, and business development operations. General and administrative expense increased as a percentage of total revenue from 13.3% in 1997 to 17.1% in 1998. The percentage increase to total revenue was primarily the result of decreased product revenue as a result of the consummation of the Elron Transaction and products de-emphasized in the July 1997 restructuring and reorganization of the Company's opertations. However, general and administrative expense decreased in absolute dollars by $2,089 from 1997 to 1998. The decrease is a direct result of the restructuring and reorganization of the Company's operations. General and administrative expense decreased as a percentage of total revenue from 17.1% in 1998 to 14.5% in 1999. However, general and administrative expenses increased in absolute dollars by $1.0 million from 1998 to 1999. The increase is primarily due to higher investor relations charges as well as costs associated with the investigation of a former officer.

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

GAIN ON SALE OF ASSETS. In connection with the Elron Transaction, the Company received net proceeds of $8.8 million and incurred $550 thousand of direct transaction costs. Pursuant to the Elron Transaction, the Company sold assets that had a carrying value of $1.8 million, and recorded a gain of $6.5 million during 1998.

INTEREST INCOME, NET. Interest income, net increased as a percent of total revenue from 0.6% in 1997 to 1.6% in 1998. The increase is primarily a result of the decline in revenue from 1997 to 1998 and an increased cash balance due to the consummation of the Elron Transaction during the first quarter of 1998. Interest income, net decreased as a percent of total revenue from 1.6% in 1998 to 0.5% in 1999. This decrease is due to a 54.3% increase in net revenue from 1998 to 1999 and lower cash levels during 1999.

OTHER INCOME. Other income in 1998 resulted from the gain on sale of equipment sold during the year. Other income in 1999 resulted from an insurance claim.

INCOME TAXES. In the year ended December 31, 1997 and 1999, the Company incurred a significant operating loss for both book and tax purposes and gave benefit to refundable income taxes which offset certain foreign tax provisions and as a result no tax provision was recorded. The Company recorded a book gain on the Sale of Assets to Elron; however, for tax purposes the Company recognized an ordinary loss on this transaction. The provision for 1998 represents additional minimum taxes owed.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations to date primarily through private and public placements of capital stock and the net proceeds received from the Elron transaction. At December 31, 1997, 1998, and 1999 the Company had available cash and cash equivalents of $6.7 million, $8.0 million, and $16.9 million, respectively, and working capital of $3.8 million, $4.7 million, and $15.1 million, respectively. As of December 31, 1999, the Company has a $1.0 million letter of credit guarantee outstanding for a subsidiary against a line of credit with a foreign bank and a $0.7 million letter of credit guarantee outstanding securing our new facility lease.

         Net cash used in operating activities for the years ended December 31, 1997, 1998 and 1999 was $5.3 million, $5.6 million, and $2.0 million, respectively. In 1997, net cash used in operating activities consisted of a $34.8 million loss from operations which was the result of a $15.9 million charge for purchased incomplete research and development relating to the acquisitions of Purview Technologies Inc and csd Software GmbH, a $5.0 million charge for asset write-down related to restructuring charges, depreciation and amortization of $3.4 million, and changes in assets and liabilities of $5.3 million. In 1998, net cash used in operating activities consisted mainly of a net loss of $215 thousand combined with the gain on sale of assets of $6.5 million, which is offset by $1.6 million in depreciation and amortization, and changes in assets and liabilities of $423 thousand. In 1999, net cash used in operating activities consisted mainly of a net loss of $2.0 million and an increase in accounts receivable of $3.9 million, which is offset by $1.7 million in depreciation and amortization, and an increase of $2.2 million in deferred revenue.

         Net cash (used in) provided by investing activities for the years ended December 31, 1997, 1998 and 1999 was ($8.6) million, $7.4 million, and $(1.1)
million, respectively. Direct costs in 1997 relate to the acquisition of csd Software GmbH, and Purview Technologies Inc., of $5.8 million and $1.1 million, respectively. The purchase of property and equipment in 1998 was offset by $8.3 million in proceeds from assets held for sale, net of transaction costs pertaining to the Elron Transaction. The purchase of property and equipment in 1999 was $1.1 million.

         Net cash (used in) provided by financing activities for the years ended December 31, 1997, 1998 and 1999 was ($169) thousand, ($226) thousand, and $11.7 million, respectively. In 1997, this was a result of the exercise of stock options of $28 thousand and the sale of stock under the Employee Stock Purchase Plan of $73 thousand which were partially offset by the purchase of treasury stock of $47 thousand and principal repayments of obligations under capital leases of $223 thousand. In 1998, this was a result of the exercise of stock options of $64 thousand, the sale of stock under the Employee Stock Purchase Plan of $66 thousand and offset by the pricipal payments on obligations under capital lease of $356 thousand. In 1999, this was a result of the $11.0 million of net proceeds from the sale of common stock and warrants, the exercise of stock options of $631 thousand and the sale of stock under the Employee Stock Purchase Plan of $143 thousand.

         The Company believes that its existing cash balances, funds generated from operations, and available borrowings under its line of credit will be sufficient to finance the Company's operations through December 2000. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

YEAR 2000 READINESS DISCLOSURE

         As of the date of this filing, the Company has not incurred any significant business disruptions as a result of year 2000 issues. However, while no such occurrence has developed, year 2000 issues that may arise related key suppliers and service providers may not become apparent immediately. The Company has received assurances from key suppliers and service providers such as financial institutions, our payroll service provider and our retirement plan administrator as to their year 2000 readiness. The Company can provide no assurance that we will not be adversely affected by these suppliers and service providers due to noncompliance in the future.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

THE SALE OF MEETINGMAKER WOULD ELIMINATE A HISTORICALLY SIGNIFICANT SOURCE OF THE COMPANY'S CASH FLOW AND MAY RESULT IN CASH FLOW DEFICITS.

     For the fiscal years ended December 31, 1998 and December 31, 1999, respectively, MeetingMaker produced $7,530,000 and $7,361,000 in revenues, $3,882,000 and $4,304,000 in operating profits, and significant cash flow. These results positively impacted the Company's overall financial performance. In addition, the cash flow generated by the MeetingMaker business was available to support the activities of the CCM business which, historically, has been unprofitable and had negative cash flow. For the fiscal years ended December 31, 1998 and December 31, 1999, respectively, the remaining businesses had operating losses of $4,415,000 and $6,672,000, producing significant negative cash flow. Management believes that, in the absence of substantial investment, for fiscal 2000 and thereafter MeetingMaker's operating profits and positive cash flow would substantially diminish, if not disappear in their entirety. In contrast, management believes that the CCM business will achieve operating profits and positive cash flow at some time during fiscal 2000 and beyond. These expectations form the basis of management's decision to divest the MeetingMaker business. If these expectations turn out to be incorrect, especially insofar as CCM is concerned, the Company may experience substantial cash flow deficits.

OUR CCM PRODUCT MARKETING STRATEGY DIFFERS FROM OUR PREVIOUS MARKETING STRATEGY

     The target market for CCM is entirely different from the target market for the Groupware products we had marketed and sold through our Free Trial Marketing system prior to 1998. The target market for CCM consists primarily of large corporations such as Deutsche Telekom, MCI Worldcom and AutoNation (all existing CCM customers). CCM product sales per customer are generally in the range of $20,000 to $500,000, as opposed to an average sale per customer for our Groupware products of approximately $2,500. Sales of CCM products pose significantly greater financial risks, and require greater up-front investments in marketing, technical and financial resources, than sales of our historical products. As a result, we have adopted a marketing strategy using a direct sales force and in-field service organization. This strategy requires significant investments in additional marketing and technical personnel, retraining of existing personnel, ongoing product development and creation of an in-field service organization. We have developed valuable marketing and service experience and expertise in Europe and, recently, in the United States. However, there can be no assurance that we will be able to continue to expand and apply such experience and expertise to the CCM market.

     For the twelve months ended December 31, 1998, one customer accounted for $3.5 million, or 18% of net revenue from the Company's current products. For the twelve months ended December 31, 1999, two customers accounted for $7.6 million, or 24.5% of net revenue. It is possible that the Company's change in marketing strategy will result in other customers accounting for more than 10% of the Company's net revenues.

WE WILL NEED TO EXPAND OUR DISTRIBUTION CHANNELS IN ORDER TO DEVELOP OUR BUSINESS AND INCREASE REVENUE

     We sell our products through our direct sales force and a limited number of distributors, and we provide maintenance and support services through our technical and customer support staff. We plan to continue to invest large amounts of resources in our direct sales force, particularly in North America. In addition, we are developing additional sales and marketing channels through value added resellers, system integrators, original equipment manufacturers and other channel partners. We may not be able to attract channel partners that will be able to market our products effectively, or that will be qualified to provide timely and cost-effective customer support and service. If we establish distribution through such indirect channels, our agreements with channel partners may not be exclusive. As a result, such channel partners may also carry competing product lines. If we do not establish and maintain such distribution relationships, this could materially adversely affect our business, operating results, and financial condition.

IF THE MARKET FOR OUR ENTERPRISE DESKTOP MANAGEMENT SOFTWARE SOLUTIONS DOES NOT CONTINUE TO DEVELOP AS WE ANTICIPATE, OUR ABILITY TO GROW OUR BUSINESS AND SELL OUR PRODUCTS WILL BE ADVERSELY AFFECTED

     In recent years, the market for enterprise software solutions has been characterized by rapid technological change, frequent new product announcements and introductions, and evolving industry standards. In response to advances in technology, customer requirements have become increasingly complex, resulting in industry consolidation of product lines offering similar or related functionality. In particular, we believe that a market exists for integrated enterprise-wide infrastructure management solutions. However, the existence of such a market is unproven. If such a market does not fully develop, this could have a materially adverse effect on our business, results of operations, and financial condition. Regardless of the development of a market for integrated infrastructure management solutions, factors adversely affecting the pricing of, demand for, or market acceptance of our enterprise desktop management applications could have a material adverse effect on our business, results of operations, and financial condition.

IF WE DO NOT RESPOND ADEQUATELY TO OUR INDUSTRY'S EVOLVING TECHNOLOGY STANDARDS, OR DO NOT CONTINUE TO MEET THE SOPHISTICATED NEEDS OF OUR CUSTOMERS, SALES OF OUR PRODUCTS MAY DECLINE

     As a result of rapid technological change in our industry, our position in existing markets or other markets that we may enter can be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. Our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments.

THE TECHNOLOGICAL REQUIREMENTS OF THE CCM PRODUCTS MAY PRESENT ADDITIONAL CHALLENGES IN PRODUCT DEVELOPMENT WHICH, IF WE CANNOT MEET, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

     The technological demands of the CCM products require a commitment of significant ongoing financial, technical and personnel resources to product development, training of service technicians and customer training. Because our historical products were not as technologically sophisticated as CCM, we have not to date made all of the required investment and have not proven that we can develop and maintain the organization required to support such products. We believe that our experience with CCM to date will provide a valuable base on which to build the necessary financial, technical and personnel resources to continue to sell, market, develop and support the CCM products. However, there can be no assurance that we will be able to expand and develop our resources to support CCM products.

     CCM is typically larger and more complex than the products that we have previously developed. Our ability to continue to enhance CCM to meet customer and market requirements will depend substantially on our ability to effectively manage this development effort, to attract and retain the required development personnel in Waltham, Massachusetts and Starnberg, Germany and to coordinate and manage geographically remote development efforts.

     We have experienced product development delays in the past and may experience delays in the future. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products. Any such new or improved products may not achieve market acceptance. Our current or future products may not conform to industry requirements. If, for technological or other reasons, we are unable to develop and introduce new and improved products in a timely manner, our business, operating results, and financial condition could be adversely affected.

ERRORS IN OUR PRODUCTS COULD RESULT IN SIGNIFICANT COSTS TO US AND COULD IMPAIR OUR ABILITY TO SELL OUR PRODUCTS

     Because our software products are complex, these products may contain errors that could be detected at any point in a product's life cycle. In the past, we have discovered software errors in certain of our products and have experienced delays in shipment of our products during the period required to correct these errors. Despite testing by ON and by current and potential customers, errors in our products may be found in the future. Detection of such errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. If any of these results were to occur, our business, operating results and financial condition could be materially adversely affected.

IN THE FUTURE, INCLUSION OF FUNCTIONS PROVIDED BY CCM IN SYSTEM SOFTWARE AND APPLICATION SUITES MAY AFFECT OUR COMPETITIVE POSITION

     In the future, vendors of operating system software and applications sold for a single price (generally referred to as application suites) may continue to enhance their products to include functions that are currently provided by CCM. In addition, some vendors may bundle these products in their existing application suites at no additional charge. The widespread inclusion of the functions provided by our products as standard features of operating system software could render our products obsolete and unmarketable particularly if the quality of such functions were comparable to the functions offered by our products. Furthermore, even if the software functions provided as standard features by operating systems are more limited than those of our products, there is no assurance that a significant number of customers would not elect to accept such functions instead of purchasing additional software. If we were unable to develop new CCM software products to further enhance operating systems and to successfully replace any obsolete products, our business, financial condition, prospects and results of operations would be materially and adversely affected.

NEW PRODUCT INTRODUCTIONS AND THE ENHANCEMENT OF EXISTING PRODUCTS BY OUR COMPETITORS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS

     The market for our products is highly competitive and diverse. The technology for enterprise desktop management software products can change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered.

     We face competition from a number of sources, including:

     o large and established companies such as Microsoft, Computer Associates and IBM/Tivoli which offer client management capabilities as part of their systems, network or desktop management systems;

     o software companies and others who provide application suites such as Intel and Network Associates, whose products include client management applications;

     o information technology and systems management companies such as IBM, Computer Associates International, and Hewlett-Packard Company; and

     o the internal information technology departments of those companies with infrastructure management needs.

     In addition, Microsoft has announced the Zero Administration Initiative for Windows ("ZAW"), which includes a set of technologies that address some of the same client management issues as CCM. Microsoft has described components of ZAW as being available for the Windows 2000 operating system, as well as the Microsoft Systems Management Server.

     Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources than ON has. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products than we can. We may not be able to compete successfully against current and future competitors. In addition, competitive pressures faced by ON may materially adversely affect our business, operating results, and financial condition.

NEW COMPETITORS AND ALLIANCES AMONG EXISTING COMPETITORS COULD IMPAIR OUR ABILITY TO RETAIN AND EXPAND OUR MARKET SHARE

     Because competitors can easily penetrate the software market, we anticipate additional competition from other established and new companies as the market for enterprise desktop management applications develops. In addition, current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties. Large software companies may acquire or establish alliances with our smaller competitors. We expect that the software industry will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

SYSTEM MANAGEMENT COMPANIES MAY ACQUIRE ENTERPRISE DESKTOP MANAGEMENT PROVIDERS AND CLOSE THEIR SYSTEMS TO OUR PRODUCTS, WHICH COULD HURT OUR ABILITY TO SELL OUR PRODUCTS

     Our ability to sell our products depends in part on their compatibility with and support by providers of system management products, including Tivoli, Computer Associates, and Hewlett-Packard. Both Tivoli and Hewlett-Packard have recently acquired providers of help desk software products. These providers of system management products may decide to close their systems to competing vendors like us. They may also decide to bundle their infrastructure management and/or help-desk software products with other products for enterprise licenses for promotional purposes or as part of a long-term pricing strategy. If that were to happen, our ability to sell our products could be adversely affected. Increased competition may result from acquisitions of help desk and other infrastructure management software vendors by system management companies. The results of increased competition, including price reductions of our products, reduced gross margins, and reduction of market share, could materially adversely affect our business, operating results, and financial condition.

DUE TO THE TECHNOLOGICAL CHALLENGES ASSOCIATED WITH CCM, WE MAY NOT HAVE THE FINANCIAL RESOURCES NECESSARY TO CONDUCT THE BUSINESS AS PRESENTLY CONTEMPLATED

     Our product development, marketing and sales costs for the CCM products are approximately $1,250,000 to $1,750,000 per month. We believe that we have enough cash to fund these costs through December 31, 2000, whether or not we complete the sale of the MeetingMaker product. There can be no assurance that our estimate of the marketing, sales and product development costs of the CCM products is correct, or that these costs will not exceed our available financial resources, or that we will be locate additional sources of financing, if and when needed.

OUR INCREASING RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

     In and fiscal 1999, total revenue from international licenses (license revenue from outside the United States) represented approximately 54% of our total revenue. For the fiscal year 2000 and thereafter, we expect that international revenue may constitute a significantly greater portion of our total revenue. Accordingly, a greater percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a materially adverse effect on our future international license revenue.

     Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe, Latin America, and the Pacific Rim. Accordingly, we intend to expand our current international operations and enter additional international markets. Such expansion will require significant management attention and financial resources. We have only limited experience in developing local-language versions of our products and marketing and distributing our products internationally. We may not be able to successfully translate, market, sell and deliver our products internationally. If we are unable to expand our international operations successfully and in a timely manner, our business, operating results, and financial condition could be adversely affected.

AS OUR EXPANDING INTERNATIONAL OPERATIONS IN EUROPE AND ELSEWHERE ARE INCREASINGLY CONDUCTED IN CURRENCIES OTHER THAN THE U.S. DOLLAR, FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY EXCHANGE LOSSES

     A large portion of our business is conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future operating results. We may experience currency losses in the future. We may implement a foreign exchange hedging program, consisting principally of purchases of one month forward-rate currency contracts. However, our hedging activities may not adequately protect us against the risks associated with foreign currency fluctuations.

     On January 1, 1999, certain member states of the European Economic Community, the EEC, fixed their respective currencies to a new currency, the euro. On that date, the euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states will be conducted in both the existing national currencies, such as the French franc or deutsche mark, and the euro. Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the euro. We are still assessing the impact that the euro will have on our internal systems and our products. We will take corrective actions based on the results of such assessment. We have not yet determined the costs related to this problem. Issues related to the introduction of the euro may materially adversely affect our business, operating results, and financial condition.

WE HAVE A HISTORY OF LOSSES, WE CANNOT PREDICT OUR FUTURE OPERATING RESULTS AND WE CANNOT ASSURE OUR CONTINUED PROFITABILITY

     Through December 31, 1999, we have recorded cumulative net losses of approximately $57.7 million. In addition, our products and marketing strategy have changed substantially since the mid-1990s. We have acquired or developed a significant number of products in the last five years. As a result, prediction of our future operating results is difficult, if not impossible. There can be no assurance that we will become or remain profitable on a quarterly or annual basis. In addition, we do not believe that the growth in revenues we have experienced in recent years is necessarily indicative of future revenue growth or future operating results.

FUTURE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS DUE TO A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL, COULD ADVERSELY AFFECT OUR STOCK PRICE

     Our quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond our control. These factors include, among others:

     o our ability to develop, introduce and market new and enhanced versions of our software on a timely basis;

     o market demand for our software; the size, timing and contractual terms of significant orders;

     o the timing and significance of new software product announcements or releases by ON or our competitors; changes in our pricing policies or our competitors;

     o changes in our business strategies; budgeting cycles of our potential customers;

     o   changes in the mix of software products and services sold;

     o reliance on indirect sales forces like systems integrators and channels;

     o changes in the mix of revenues attributable to domestic and international sales; and

     o the impact of acquisitions of competitors; seasonal trends; the cancellations of licenses or maintenance agreements; product life cycles; software defects and other product quality problems; and personnel changes.

     We have often recognized a substantial portion of our revenues in the last month or weeks of a quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in the last month or weeks of that quarter. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. In particular, the timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery. The timing between initial customer contact and fulfillment of criteria for revenue recognition can be lengthy and unpredictable, and revenues in any given quarter can be adversely affected as a result of such unpredictability. In the event of any downturn in potential customers' businesses or the economy in general, planned purchases of our products may be deferred or canceled, which could have a material adverse effect on our business, operating results and financial condition.

OUR CONCENTRATION ON THE CCM BUSINESS REPRESENTS A NEW DIRECTION FOR OUR BUSINESS AND PROBLEMS WITH THE IMPLEMENTATION OF THIS STRATEGY MAY ADVERSELY AFFECT OUR BUSINESS

     On January 3, 2000, we entered into an agreement to sell our Groupware business to Meeting Maker, Inc. These actions were designed to focus us on CCM and end our involvement with the Groupware business. We cannot be sure that our new corporate strategy will be successfully implemented. Furthermore, we cannot be sure that we will not engage in further reorganizations or restructurings in the future.

OUR SALES CYCLE IS LONG AND UNPREDICTABLE, AND POTENTIAL DELAYS IN THE CYCLE MAKE OUR REVENUES SUSCEPTIBLE TO FLUCTUATIONS

     The licensing of our software generally requires us to engage in a sales cycle that typically takes approximately four to nine months to complete. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size of the transaction and the level of competition which we encounter in our selling activities. During the sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have a material adverse effect on our business, operating results and financial condition.

SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS MAY AFFECT OUR QUARTERLY OPERATING RESULTS

     Our business has experienced and is expected to continue to experience seasonality. Our revenues and operating results in our December quarter typically benefit from purchase decisions made by the large concentration of customers with calendar year-end budgeting requirements, and from the efforts of our sales force to meet fiscal year-end sales quotas. In addition, we are currently attempting to expand our presence in international markets, including Europe. International revenues comprise a significant percentage of our total revenues, and we may experience additional variability in demand associated with seasonal buying patterns in such foreign markets.

FUTURE ACQUISITIONS PRESENT RISKS WHICH COULD ADVERSELY AFFECT OUR BUSINESS

     In the future, ON may make acquisitions of, or large investments in, other businesses that offer products, services, and technologies that further our goal of providing enterprise desktop management software solutions to businesses or which complement our current business. Any future acquisitions or investments that we may complete present risks commonly encountered with these types of transactions. The following are examples of such risks:

     o difficulty in combining the technology, operations, or work force of the acquired business;

     o   disruption of on-going businesses;

     o difficulty in realizing the potential financial and strategic position of ON through the successful integration of the acquired business;

     o difficulty in maintaining uniform standards, controls, procedures, and policies;

     o possible impairment of relationships with employees and clients as a result of any integration of new businesses and management personnel;

     o difficulty in adding significant numbers of new employees, including training, evaluation, and coordination of effort of all employees towards our corporate mission;

     o   diversion of management attention;

     o difficulty in obtaining preferred acquisition accounting treatment for these types of transactions; likelihood that future acquisitions will require purchase accounting resulting in increased intangible assets and goodwill, substantial amortization of such assets and goodwill, and a negative impact on reported earnings; and

     o   potential dilutive effect on earnings.

     The risks described above, either individually or in the aggregate, could materially adversely affect our business, operating results, and financial condition. Future acquisitions, if any, could provide for consideration to be paid in cash, shares of ON common stock, or a combination of cash and ON common stock.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR CCM BUSINESS IN RECENT PERIODS, AND OUR ABILITY TO MANAGE THIS GROWTH AND ANY FUTURE GROWTH WILL AFFECT OUR ABILITY TO ACHIEVE AND MAINTAIN PROFITABILITY

     We have grown significantly in recent periods, with total CCM revenues increasing from $8.6 million in fiscal 1997, to $11.3 million in fiscal 1998, and to $23.5 million in fiscal 1999. If we achieve our growth plans, such growth may burden our operating and financial systems. This burden will require large amounts of senior management attention and will require the use of other ON resources. Our ability to compete effectively and to manage future growth (and our future operating results) will depend in part on our ability to implement and expand operational, customer support, and financial control systems and to expand, train, and manage our employees. In particular, in connection with acquisitions, we will be required to integrate additional personnel and to augment or replace existing financial and management systems. Such integration could disrupt our operations and could adversely affect our financial results. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to do so could materially adversely affect our business, operating results, and financial condition.

OUR BUSINESS DEPENDS IN LARGE PART UPON THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY THE LOSS OF WHICH WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS

     Our success is heavily dependent upon our proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets and copyright to establish and protect our proprietary rights in software.

     We use a printed "shrink-wrap" license for users of our products distributed through traditional distribution channels in order to protect our copyrights and trade secrets in those products. Since these shrink-wrap licenses are not signed by the licensee, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the license terms, including the terms which seek to protect our proprietary technology. If the printed shrink-wrap licenses prove to be unenforceable, this may have a material adverse effect on our business, financial condition, prospects and results of operations.

     The laws of some foreign countries either do not protect our proprietary rights or offer only limited protection for those rights. Furthermore, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.

     We have obtained registrations in the United States for the following trademarks: ON Technology, MeetingMaker, CCM, ON Command CCM, Notework, DaVinci Systems, ON Technology & Design, ON Location and Instant Update. We have filed for the trademark "ON Command CCM" in the European Community, Canada and Australia. As a result, we may not be able to prevent a third party from using our trademarks in many foreign jurisdictions. We have not to date registered any of our copyrights.

     There can be no assurance that the steps taken by ON to protect our proprietary software technology will be adequate. Lesser sensitivity by corporate, government or institutional users to avoiding infringement of propriety rights could have a material adverse effect on our business, financial condition, prospects and results of operations.

     There has been substantial litigation in the software industry involving intellectual property rights of technology companies. We have not been involved in any such litigation. Although we do not believe that we are infringing the intellectual property rights of others, any involvement in this type of litigation may have a material adverse effect on our business, financial condition, prospects and results of operations. In addition, since we may acquire or license a portion of the software included in our future products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties for information as to the origin and ownership of any software being acquired. We generally obtain representations as to the origin and ownership of such acquired or licensed software and we generally obtain indemnification to cover any breach of such representations. However, there can be no assurance that these representations are accurate or that such indemnification will provide us with adequate compensation for a breach of these representations. In the future, we may need to initiate litigation to enforce and protect trade secrets and other intellectual property rights owned by us. We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. This litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on our business, financial condition, prospects and results of operations. Adverse rulings or findings in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from manufacturing or selling our products. Any one of these items could have a material adverse effect on our business, condition, prospects and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available to us on reasonable terms, or at all.

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGY OR TRADEMARKS AND THIS COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUE AND INCREASE COSTS

     We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws provide only limited protection. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our data model and other proprietary information underlying our licensed applications. Such means of protecting our proprietary rights may not be adequate. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while we do not expect software piracy to be a persistent problem, some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources, and could materially adversely affect our business, operating results, and financial condition.

THIRD PARTIES COULD ASSERT, FOR COMPETITIVE OR OTHER REASONS, THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, AND SUCH CLAIMS COULD INJURE OUR REPUTATION, CONSUME TIME AND MONEY, AND ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS

     While we are not aware that any of our software product offerings infringe the proprietary rights of third parties, third parties may claim infringement with respect to our current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements may not be available on acceptable terms or at all. As a result, infringement claims could have a material adverse effect on our business, operating results, and financial condition.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US

     Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Such limitation of liability provisions may, however, not be effective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims. We may be subject to such claims in the future. A product liability claim could materially adversely affect our business, operating results, and financial condition.

OUR SENIOR MANAGEMENT AND OTHER KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND IF THEY CHOOSE TO LEAVE ON, IT COULD HARM OUR BUSINESS

     Our success will depend to a significant extent on the continued service of our senior management and certain other key employees, including selected sales, consulting, technical and marketing personnel. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions, few of our employees are bound by an employment or noncompetition agreement. In addition, we do not generally maintain key man life insurance on any employee. The loss of the services of one or more of our executive officers or key employees or the decision of one or more such officers or employees to join a competitor or otherwise compete directly or indirectly with us could have a material adverse effect on our business, operating results and financial condition.

WE WILL NEED TO RECRUIT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL TO SUCCESSFULLY GROW OUR BUSINESS

     Our future success will likely depend in large part on our ability to attract and retain additional highly skilled technical, sales, management, and marketing personnel. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel. New employees generally require substantial training in the use of our products. We may not succeed in attracting and retaining such personnel. If we do not, our business, operating results, and financial condition could be materially adversely affected.

FUTURE CHANGES IN THE FEDERAL IMMIGRATION LAWS COULD LIMIT OUR ABILITY TO RECRUIT AND EMPLOY SKILLED TECHNICAL PROFESSIONALS FROM OTHER COUNTRIES, AND THIS COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS

     To achieve our business objectives, we must be able to recruit and employ skilled technical professionals from other countries. Any future shortage of qualified technical personnel who are either United States citizens or otherwise eligible to work in the United States could increase our reliance on foreign professionals. Many technology companies have already begun to experience shortages of such personnel. Any failure to attract and retain qualified personnel as necessary could materially adversely affect our business and operating results. Foreign computer professionals such as those employed by us typically become eligible for employment in the United States by obtaining a nonimmigrant visa. The number of nonimmigrant visas is limited by federal immigration law. Currently, Congress is considering approving an increase in the number of visas available. We cannot predict whether such legislation will ultimately become law. We also cannot predict what effect any future changes in the federal immigration laws will have on our business, operating results, or financial condition.

BECAUSE ON'S OFFICERS AND DIRECTORS OWN A LARGE PORTION OF ON COMMON STOCK, THEY MAY BE ABLE TO CONTROL MOST MATTERS REQUIRING STOCKHOLDER APPROVAL, AND THIS MAY PREVENT OR DISCOURAGE POTENTIAL BIDS TO ACQUIRE ON

     Based on shares outstanding as of March 6, 2000, ON's officers, directors, and entities directly related to such individuals together beneficially own approximately 10.14% of the outstanding shares of ON common stock. As a result, ON's officers and directors may be able to control most matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations, and sales of all or substantially all of the assets of ON. Such concentrated share ownership may prevent or discourage potential bids to acquire ON unless the terms of acquisition are approved by such officers and directors.

PROVISIONS IN OUR CHARTER DOCUMENTS AND IN DELAWARE LAW MAY DISCOURAGE POTENTIAL ACQUISITION BIDS FOR ON AND PREVENT CHANGES IN OUR MANAGEMENT WHICH OUR STOCKHOLDERS FAVOR

     Certain provisions of ON's charter documents eliminate the right of stockholders to act by written consent without a meeting and specify certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings. Such provisions are intended to increase the likelihood of continuity and stability in the composition of the ON board of directors and in the policies set by the board. These provisions also discourage certain types of transactions which may involve an actual or threatened change of control transaction. These provisions are designed to reduce the vulnerability of ON to an unsolicited acquisition proposal. As a result, these provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. These provisions are also intended to discourage certain tactics that may be used in proxy fights. However, they could have the effect of discouraging others from making tender offers for ON's shares. As a result, these provisions may prevent the market price of ON common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in the management of ON.

     ON's board of directors has the authority to issue up to 2,000,000 shares of preferred stock in one or more series. The board of directors can fix the price, rights, preferences, privileges, and restrictions of such preferred stock without any further vote or action by ON's stockholders. The issuance of preferred stock allows ON to have flexibility in connection with possible acquisitions and other corporate purposes. However, the issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by the ON stockholders. As a result, the market price of the ON common stock and the voting and other rights of the holders of ON common stock may be adversely affected. The issuance of preferred stock may result in the loss of voting control to others. ON has no current plans to issue any shares of preferred stock.

     ON is subject to the antitakeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. The Delaware law prevents certain Delaware corporations, including ON, from engaging, under certain circumstances, in a "business combination" with any "interested stockholder" for three years following the date that such stockholder became an interested stockholder. For purposes of Delaware law, a "business combination" includes, among other things, a merger or consolidation involving ON and the interested stockholder and the sale of more than 10% of ON's assets. In general, Delaware law defines an "interested stockholder" as any entity or person beneficially owning 15% or more of the outstanding voting stock of a company and any entity or person affiliated with or controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may "opt out" of the antitakeover provisions. ON has not "opted out" of the antitakeover provisions of Delaware law.

OUR STOCK WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS WHICH MAY PREVENT STOCKHOLDERS FROM RESELLING THEIR SHARES AT OR ABOVE THE PRICE AT WHICH THEY PURCHASED THEIR SHARES

     In the past, the market price of our common stock has varied greatly and the volume of our common stock traded has fluctuated greatly as well. We expect such fluctuation to continue. The fluctuation results from a number of factors including:

     o any shortfall in revenues or net income from revenues or net income expected by securities analysts;

     o   announcements of new products by ON or our competitors;

     o quarterly fluctuations in our financial results or the results of other software companies, including those of our direct competitors;

     o changes in analysts' estimates of our financial performance, the financial performance of our competitors, or the financial performance of software companies in general;

     o   general conditions in the software industry;

     o   changes in prices for our products or the products of our competitors;

     o changes in our revenue growth rates or the growth rates of our competitors;

     o   sales of large blocks of the ON common stock; and

     o   conditions in the financial markets in general.

     In addition, the stock market may from time to time experience extreme price and volume fluctuations. Many technology companies, in particular, have experienced such fluctuations. Often, such fluctuations have been unrelated to the operating performance of the specific companies. The market price of our common stock may experience significant fluctuations in the future.

THE LOWER THE TRADING PRICE OF OUR STOCK, THE GREATER THE DILUTION WHICH SHAREHOLDERS MAY EXPERIENCE AS A RESULT OF THE ISSUANCE OF WARRANTS TO CASTLE CREEK TECHNOLOGY PARTNERS LLC AND MARSHALL CAPITAL MANAGEMENT INC.

     The number of shares of Common Stock of the Company which must be issued upon exercise of the Warrants issued to Castle Creek Technology Partners LLC and Marshall Capital Management Inc. is tied to the fluctuating market price of the Company's Common Stock:

     o the lower the trading price of the Company's Common Stock on the effective date of the registration statement filed by the Company on Form S-3 (initially filed on January 25, 2000) and the lower the average trading price for the fifteen trading days preceeding December 29, 2000, the greater the number of shares of Common Stock that must be issued and the greater the dilution caused by these securities;

     o the perceived risk of dilution may cause Castle Creek Technology Partners LLC and Marshall Capital Management Inc. or other stockholders to sell their shares, which would contribute to the downward movement in stock price of the Common Stock; and

     o the significant downward pressure on the trading price of the Common Stock could encourage investors to engage in short sales, which would further contribute to the downward spiraling price of the Common Stock.


THE ISSUANCE OF WARRANTS IN CONNECTION WITH THE PRIVATE PLACEMENT TRANSACTION ON DECEMBER 29, 1999 MAY SUBJECT ON TO RISK OF DELISTING BY NASDAQ.

     In late January 1999, NASDAQ released its guidance on "future priced securities" and the necessity of ON to comply with NASDAQ's listing maintenance requirements in issuing these securities. We believe that the issuance of the warrants to Castle Creek Technology Partners LLC and Marshall Capital Management Inc. in connection with the closing of the private placement transaction on December 29, 1999 does not violate these criteria and that we are in compliance with NASDAQ's listing maintenance criteria. However, in the event that NASDAQ were to determine that the issuance of the warrants was in violation of the NASDAQ listing maintenance requirement, or if we were otherwise unable to continue to meet NASDAQ's listing maintenance requirements, NASDAQ may delist the Company. Such delisting could have a material adverse effect on the price of our common stock and the level of liquidity currently available to our shareholders. We may not be able to satisfy these requirements on an ongoing basis.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As of December 31, 1999, the Company did not hold any market risk sensitive instruments.


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


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable






                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 28, 2000.


ITEM 11. EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 28, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 28, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 28, 2000.


                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements:
                                                                       Page
                                                                      Number
                                                                      ------

         Report of Independent Public Accountants.......................26
         Consolidated Balance Sheets:...................................27
            December 31, 1999 and 1998
         Consolidated Statements of Operations:.........................28
            Years ended December 31, 1999, 1998 and 1997
         Consolidated Statements of Stockholders' Equity:...............29
            Years ended December 31, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows:.........................30
            Years ended December 31, 1999, 1998 and 1997
         Notes to the Consolidated Financial Statements.................32


     Other Schedules are omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits: See Index to Exhibits on Page 47. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b)      Reports on Form 8-K: None were filed in the fourth quarter of 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ON Technology Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of ON Technology Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ON Technology Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                    /s/ Arthur Andersen LLP
                                                    ---------------------------
                                                    Boston, Massachusetts
                                                    January 26, 2000

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            December 31,
                                                                     -------------------------
                                                                       1999             1998
                                                                     --------         --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                            $ 16,941         $  8,001
Accounts receivable, net of allowance
      of $666 and $954, respectively                                    7,347            3,384
Inventories                                                                92               74
Prepaid expenses and other current assets                                 582              755
                                                                     --------         --------
      Total current assets                                             24,962           12,214
                                                                     --------         --------
PROPERTY AND EQUIPMENT, AT COST:
Computers and equipment                                                 4,561            3,774
Furniture and fixtures                                                    523              239
Equipment under capital leases                                           --                193
                                                                     --------         --------
Less-Accumulated depreciation and amortization                          3,442            2,370
                                                                     --------         --------
                                                                        1,642            1,836
                                                                     --------         --------
Other assets and deposits                                                 149               80
Purchased intangible assets, net of  $1,999 and $1,539
      of accumulated amortization, respectively                            35              539
                                                                     --------         --------
                                                                     $ 26,788         $ 14,669
                                                                     ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                     $  4,112         $  4,409
Accrued expenses                                                        1,655            1,257
Reserve for distributor inventories                                       120              120
Deferred revenue                                                        3,931            1,742
                                                                     --------         --------
      Total current liabilities                                         9,818            7,528
                                                                     --------         --------
Commitments (Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock, Authorized - 2,000,000 shares
      Issued- none                                                       --               --
Common stock, $.01 par value - Authorized - 20,000,000 shares
      Issued and outstanding - 13,848,164 shares and
        12,376,095 shares,  respectively                                  138              124
Additional paid-in capital                                             74,596           62,793
Accumulated deficit                                                   (57,694)         (55,695)
Accumulated other comprehensive loss                                      (23)             (34)
Treasury stock  (15,000 shares at cost)                                   (47)             (47)
                                                                     --------         --------
      Total stockholders' equity                                       16,970            7,141
                                                                     --------         --------
                                                                     $ 26,788         $ 14,669
                                                                     ========         ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   For the Years Ended December 31,
                                                                        Year ended December 31,
                                                         -------------------------------------------------------
                                                             1999                 1998                 1997
                                                         ------------         ------------         ------------
REVENUE:
Net product revenue                                      $     23,427         $     15,089         $     36,630
Other revenue                                                   7,450                4,921                4,652
                                                         ------------         ------------         ------------

         TOTAL REVENUE                                         30,877               20,010               41,282
                                                         ------------         ------------         ------------

OPERATING EXPENSES:

Cost of product revenue                                         5,431                3,890                9,315
Sales and marketing                                            13,396               10,715               22,172
Research and development                                        9,952                9,044               12,461
General and administrative                                      4,466                3,412                5,501
Charge for purchased incomplete research
      And development                                            --                   --                 15,898

Charge for restructuring                                         --                   --                 10,940
Gain on Sale of Assets                                           --                 (6,518)                --
                                                         ------------         ------------         ------------
         LOSS FROM OPERATIONS                                  (2,368)                (533)             (35,005)
Interest expense                                                  (16)                 (71)                (178)

Interest income                                                   169                  416                  411
Other income                                                      216                 --                   --
                                                         ------------         ------------         ------------
         LOSS BEFORE PROVISION
               FOR INCOME TAXES                                (1,999)                (188)             (34,772)
Provision for income taxes                                       --                    (27)                --
                                                         ------------         ------------         ------------
         NET LOSS                                        $     (1,999)        $       (215)        $    (34,772)
                                                         ============         ============         ============

      Basic loss per share                               $      (0.16)        $      (0.02)        $      (2.88)
                                                         ============         ============         ============

      Diluted loss per share                             $      (0.16)        $      (0.02)        $      (2.88)
                                                         ============         ============         ============

      Basic weighted average shares outstanding            12,526,398           12,280,953           12,079,264
                                                         ============         ============         ============

      Diluted weighted average shares outstanding          12,526,398           12,280,953           12,079,264
                                                         ============         ============         ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                 (In thousands)

                                            Stockholder's Equity
                                  -----------------------------------------------------------------
                                    Common Stock
                                   ----------------
                                   Number   $.01    Additional
                                     of      Par     Paid-in   Deferred   Accumulated   Cumulative
                                                                                        Translation
                                   shares   value    Capital  Compensation  Deficit     Adjustment
                                   ----------------------------------------------------------------
Balance, December 31, 1996         11,008     $110    $55,637        $---   $(20,708)         $88
Issuance of common stock in
         connection with            1,150       12      6,535         ---         ---         ---
acquisitions
Sale of common stock under the
         employee Stock                23      ---         73         ---         ---         ---
Purchase Plan
Exercise of common stock options       42      ---         28         ---         ---         ---
Deferred compensation related to
         grants of common stock       ---      ---        392       (392)         ---         ---
options
Amortization of deferred
         compensation related
to grants
         of common stock options      ---      ---        ---         163         ---         ---
Purchase of treasury stock            ---      ---        ---         ---         ---         ---
Cumulative translation                ---      ---        ---         ---         ---       (123)
adjustment
Net loss                              ---      ---        ---         ---    (34,772)         ---
Comprehensive loss                    ---      ---        ---         ---         ---         ---
                                   ----------------------------------------------------------------
Balance, December 31, 1997         12,223      122     62,665                                (35)
                                                                    (229)    (55,480)
Sale of common stock under the
         employee Stock                58        1         65         ---         ---         ---
Purchase Plan
Exercise of common stock options       95        1         63         ---         ---         ---
Amortization of deferred
         compensation related
to grants
         of common stock options      ---      ---        ---         229         ---         ---
Cumulative translation                ---      ---        ---         ---         ---           1
adjustment
Net loss                              ---      ---        ---         ---       (215)         ---
Comprehensive loss                    ---      ---        ---         ---         ---         ---
                                   ----------------------------------------------------------------
Balance, December 31, 1998         12,376      124     62,793         ---    (55,695)        (34)
Sale of common stock and
warrants,
         net of $1,039 of           1,030       10     10,951         ---         ---         ---
issuance costs
Sale of common stock under the
         employee Stock               122        1        142         ---         ---         ---
Purchase Plan
Exercise of common stock options      320        3        628         ---         ---         ---
Deferred compensation related to
         grants of common stock       ---      ---         82        (82)         ---         ---
options
Amortization of deferred
         compensation related
to grants
         of common stock options      ---      ---        ---          82         ---         ---
Cumulative translation                ---      ---        ---         ---         ---          11
adjustment
Net loss                              ---      ---        ---         ---     (1,999)         ---
Comprehensive loss                    ---      ---        ---         ---         ---         ---
                                   ----------------------------------------------------------------
Balance, December 31, 1999         13,848     $138    $74,596        $---   $(57,694)       $(23)
                                   ================================================================

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                            (In thousands)(continued)

                                               Stockholder's Equity
                                  -----------------------------------------------
                                    Treasury Stock
                                  --------------------
                                    Number
                                      of                            Comprehensive

                                    shares      Cost      Total         Loss
                                  --------------------------------  --------------
Balance, December 31, 1996            (258)  $(1,634)     $33,493
Issuance of common stock in
         connection with                258     1,634       8,181
acquisitions
Sale of common stock under the
         employee Stock                 ---       ---          73
Purchase Plan
Exercise of common stock options        ---       ---          28
Deferred compensation related to
         grants of common stock         ---       ---        ----
options
Amortization of deferred
         compensation related
to grants
         of common stock options        ---       ---         163
Purchase of treasury stock             (15)      (47)        (47)
Cumulative translation                  ---       ---       (123)            (123)
adjustment
Net loss                                ---       ---    (34,772)         (34,772)
Comprehensive loss                      ---       ---         ---         (34,895)
                                  --------------------------------  ==============
Balance, December 31, 1997             (15)      (47)       6,996

Sale of common stock under the
         employee Stock                 ---       ---          66
Purchase Plan
Exercise of common stock options        ---       ---          64
Amortization of deferred
         compensation related
to grants
         of common stock options        ---       ---         229
Cumulative translation                  ---       ---           1               1
adjustment
Net loss                                ---       ---       (215)            (215)
Comprehensive loss                      ---       ---         ---            (214)
                                  --------------------------------  ==============
Balance, December 31, 1998             (15)      (47)       7,141
Sale of common stock and
warrants,
         net of $1,039 of               ---       ---      10,961
issuance costs
Sale of common stock under the
         employee Stock                 ---       ---         143
Purchase Plan
Exercise of common stock options        ---       ---         631
Deferred compensation related to
         grants of common stock         ---       ---         ---
options
Amortization of deferred
         compensation related
to grants
         of common stock options        ---       ---          82
Cumulative translation                  ---       ---          11              11
adjustment
Net loss                                ---       ---     (1,999)          (1,999)
Comprehensive loss                      ---       ---         ---     $    (1,988)
                                  --------------------------------  ==============
Balance, December 31, 1999             (15)     $(47)     $16,970
                                  ================================

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                     1999          1998          1997
                                                                   --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $ (1,999)     $   (215)     $(34,772)
Adjustments to reconcile net loss
to net cash used in operating activities

   Charge for purchased incomplete research and development            --            --          15,898
   Asset write-down related to restructuring charge                    --            --           4,975
   Gain on sale of assets                                              --          (6,518)         --
   Depreciation and amortization                                      1,726         1,580         3,384
   Change in direct marketing costs                                    --            --              31
   Amortization of deferred compensation                                 82           229           163
   Change in net deferred income taxes                                 --            --           1,543
   Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                             (3,946)         (443)        7,240
     Inventories                                                        (18)          191         1,001
     Prepaid expenses and other current assets                          181         1,744          (827)
     Accounts payable                                                  (633)         (323)       (1,402)
     Accrued expenses                                                   399        (2,460)          345
     Reserve for distributor inventories                               --             (96)           12
     Deferred revenue                                                 2,189           735        (2,858)
                                                                   --------      --------      --------
        NET CASH USED IN OPERATING ACTIVITIES                        (2,019)       (5,576)       (5,267)
                                                                   --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in other assets and deposits                     (24)            1             5
   Purchase of property and equipment, net                           (1,072)         (878)       (1,728)
   Purchase of Purview Technologies, Inc, net of cash acquired         --            --          (1,121)
   Purchase of csd Software GmbH, net of cash acquired                 --            --          (5,781)
   Proceeds from assets held for sale, net of transaction costs        --           8,273          --
                                                                   --------      --------      --------
       NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES           (1,096)        7,396        (8,625)
                                                                   --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock and
       Warrants                                                      10,961          --            --
   Exercise of stock options                                            631            64            28
   Sale of stock under the Employee Stock Purchase Plan                 143            66            73
   Purchase of treasury stock                                          --            --             (47)
   Principal repayments on obligations under capital lease              (10)         (356)         (223)
                                                                   --------      --------      --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          11,725          (226)         (169)
                                                                   --------      --------      --------
   Effect of exchange rates on cash and cash equivalents                330          (272)          (34)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  8,940         1,322       (14,095)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          8,001         6,679        20,774
                                                                   --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $ 16,941      $  8,001      $  6,679
                                                                   ========      ========      ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                          YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1999         1998         1997
                                                     --------     --------     --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Acquisition of Purview Technologies, Inc.
       Fair value of assets acquired                 $   --       $   --       $  2,379
       Fair value of stock issued                        --           --         (1,139)
       Liabilities assumed                               --           --           (107)
       Cash acquired                                     --           --            (12)
                                                     --------     --------     --------

      Cash paid for acquisition and direct costs
      net of cash acquired                           $   --       $   --       $  1,121
                                                     ========     ========     ========

Acquisition of csd Software GmbH
       Fair value of assets acquired                 $   --       $   --       $ 17,949
       Fair value of stock issued                        --           --         (7,042)
       Liabilities assumed                               --           --         (5,100)
       Cash acquired                                     --           --            (26)
                                                     --------     --------     --------
      Cash paid for acquisition and direct costs
      net of cash acquired                           $   --       $   --       $  5,781
                                                     ========     ========     ========

Cash paid for-
         Interest                                    $     16     $     71     $    178
                                                     ========     ========     ========

         Income taxes                                $   --       $     37     $  1,181
                                                     ========     ========     ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the software industry, change in marketing strategy, competition, rapid technological changes, continued financing, achieving profitability and dependence on key individuals.

REVENUE RECOGNITION

     Revenue from software product sales is recognized upon shipment of the product to customers where the Company has no significant vendor obligations in accordance with American Institute of Certified Public Accountants Statement of Position 97-2. During the year ended December 31, 1997, the Company sold advertising space in its catalog for cash or received third party advertising product. Revenue for catalog advertising space for cash is recognized the day the catalog is mailed to customers. Revenue for third party advertised product received is recognized as each item is sold. During the years ended December 31, 1999 and 1998, the Company did not earn revenue from sales of catalog advertising space due to the sale of its catalog business to Elron Software, Inc. (Elron) a wholly-owned subsidiary of Elron Electronics Industries (see Note
12). The deferred revenue balance at December 31, 1999 and 1998 relates primarily to revenue on software maintenance contracts, which is recognized ratably as it is earned. The reserve for distributor inventories balance at December 31, 1999 and 1998 relates to sales to distributors for which the Company has accrued its estimate of future distributor returns when the product was shipped.

CASH AND CASH EQUIVALENTS

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The Company has classified its cash equivalents as held-to-maturity and recorded them at amortized cost, which approximates market value. The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consisted of commercial paper and money market funds at December 31, 1999 and 1998.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents and accounts receivable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1999 and 1998. The estimated fair values have been determined through information obtained from market sources and management estimates.

DIRECT MARKETING COSTS

     As part of the sale of assets (see Note 12), the Company no longer capitalized any direct marketing costs. For the year ended December 31, 1997, the Company recorded $5,891 of direct marketing expense for costs capitalized in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 93-7, REPORTING ON ADVERTISING COSTS.

DEPRECIATION

     The Company provides for depreciation by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, using the straight-line method, as follows:

                                                                 ESTIMATED
                                ASSET CLASSIFICATION            USEFUL LIFE
                                                              ---------------

Computers and equipment.....................................     3-7 Years
Furniture and fixtures......................................     5-7 Years
Equipment under capital leases..............................   Life of lease

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. At each balance sheet date, the Company evaluates the realizability of long-lived assets based on profitability expectations, using the undiscounted cash flow method, for each subsidiary having a material long-lived assets balance. Based on its most recent analysis, the Company believes that no impairment of long-lived assets exists at December 31, 1999.

SOFTWARE DEVELOPMENT COSTS

     Costs incurred in the development of computer software to be sold have been expensed as research and development costs in the accompanying consolidated statements of operations, in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The costs incurred subsequent to the attainment of technological feasibility in 1999, 1998 and 1997 are insignificant and accordingly have been charged to research and development. The Company has recorded charges for purchased incomplete research and development related to the acquisitions discussed in Note 2. In each case, the Company determined that technological feasibility of the in-process purchased technology acquired had not been established and that the technology had no alternative future use.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

CONCENTRATION OF CREDIT RISK

     SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations of credit. The Company's financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains the majority of cash balances with two financial institutions. The Company's accounts receivable credit risk is not concentrated within any geographic area. During the year ended December 31, 1999, two customers accounted for $7.6 million of desktop management revenue (see Note 11) or 24.5% of consolidated revenues. During the year ended December 31, 1998, one customer accounted for $3.5 million of desktop management revenue (see Note 11) or 18% of consolidated revenues. During the year ended December 31, 1997, no single customer accounted for greater than 10% of revenues or represented a signifcant credit issue to the Company.

LOSS PER SHARE

     The Company calculates loss per share in accordance with SFAS 128, EARNINGS PER. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is the same as basic loss per share since the effect of stock options would be anti-dilutive.

     Anti-dilutive securities which consist of stock options and warrants, that were not included in diluted loss per share were 1,093,250, 1,764,968 and 1,935,628 for the years ended December 31, 1999, 1998 and 1997, respectively.

COMPREHENSIVE LOSS

         The Company adopted SFAS 130, "REPORTING COMPREHENSIVE INCOME", effective January 1, 1998 and has disclosed comprehensive loss for all periods presented in the accompanying consolidated statements of stockholder's equity and comprehensive loss. SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its financial statements. The Company's only item of other comprehensive loss relates to cumulative translation adjustment, and is presented separately on the balance sheet as required.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NEW ACCOUNTING STANDARDS

     In June 1999, Financial Accounting Standards Board ("FASB") issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. SFAS No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS ANd HEDGING ACTIVITIES, issued June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect adoption of this statement to have significant impact on its consolidated financial position or results of operations.

(2)  ACQUISITIONS

ACQUISITION OF PURVIEW TECHNOLOGIES, INC.

     On January 24, 1997, the Company acquired all of the capital stock of Purview Technologies, Inc., a company engaged in Internet access monitoring and management software. The aggregate purchase price of $2,379 was allocated based on the fair market value of the tangible and intangible assets acquired as follows:

      Current Assets................................................. $      51
      Purchased intangible assets, including acquired technology.....       210
      Purchased incomplete research and development..................     2,118
                                                                      ---------
                                                                      $   2,379
                                                                      =========

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

ACQUISITION OF CSD SOFTWARE GMBH (CSD)

     On January 28, 1997, Wilma 96 Vermogensverwaltungs GmbH ("Wilma GmbH") a wholly-owned subsidiary of the Company purchased all of the capital stock of csd, a German corporation engaged in the development of PC desktop software management tool products. The aggregate purchase price of $15,048 was allocated based on the fair market value of the tangible and intangible assets acquired as follows:

      Purchased intangible assets, including acquired technology..... $   1,268
      Purchased incomplete research and development..................    13,780
                                                                      ---------
                                                                      $  15,048
                                                                      =========

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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     For all acquisitions in 1997, intangible assets are being amortized on a straight-line basis over the estimated useful life not to exceed three years. The portion of the purchase price allocated to incomplete research and development projects that had not yet reached technological feasibility and did not have any future alternative use was expensed as purchased incomplete research and development as of the acquisition dates. The amounts allocated to incomplete research and development projects represent the estimated fair value related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair value of the purchased intangible assets. To bring these projects to technological feasibility, high risk development and testing issues needed to be resolved which required substantial additional effort and testing.

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

(3)  CHARGE FOR RESTRUCTURING.

     On July 29, 1997, the Company announced that it had implemented a reorganization of its operations and a restructuring plan (the "97 Plan"). The 97 Plan included write-offs and write-downs of certain assets, including accruing the costs related to a 68 employee reduction in the workforce, of which 59 were in the technical support and sales and marketing departments. In addition, the Company has exited from the anti-virus business and de-emphasized its investment in new customer acquisitions for the Company's groupware, network management and security businesses. As a result of the 97 Plan the Company recorded a restructuring charge of $4,530. Included in the 97 Plan was an additional inventory write-down of $849 which is included in cost of product revenue in accordance with Emerging Issue Task Force 96-9.

The following are the significant components of the $4,530 charge for restructuring:

                                                Restructure  Non-Cash    Cash       To Be
                                                   Charge     Portion  Disbursed     Paid
                                                   ------     -------  ---------     ----
Employee severence, benefits and related costs     $1,980     $  350     $1,630     $ --
Write-off  and  write-down  of  assets  to net
realizable value excluding inventory                1,346      1,346       --         --
Provision for costs in closing facilities           1,204       --        1,108         96
                                                   ------     ------     ------     ------
                                                   $4,530     $1,696     $2,738     $   96
                                                   ======     ======     ======     ======

The Company anticipates the remaining cash payments to be made over the life of the facility lease which ends in 2001.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

The following are the significant components of the $6,410 charge for restructuring:

                                                Restructure  Non-Cash     Cash
                                                   Charge    Portion    Disbursed
                                                   ------     ------     ------
Employee severence, benefits and related costs     $  762     $ --       $  762
Write-off and write-down of assets to net
realizable value                                    3,600      3,280        320
Provision for costs in closing facilities           2,048      1,798        250
                                                   ------     ------     ------
                                                   $6,410     $5,078     $1,332
                                                   ======     ======     ======

(4)  INCOME TAXES

     The Company provides for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. In the year ended December 31, 1999 and 1997, the Company incurred a significant operating loss for both book and tax purposes and as a result no tax provision was recorded. The Company recorded a book gain on the Sale of Assets to Elron; however, for tax purposes the Company recognized an ordinary loss on this transaction. The provision for 1998 represents additional minimum taxes owed.

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                                    1999           1998           1997
                                 ----------     ----------     ----------
Domestic                         $  (4,161)     $     941      $ (27,644)
Foreign                              2,162         (1,129)        (7,128)
                                 ----------     ----------     ----------
                                 $  (1,999)     $    (188)     $ (34,772)
                                 ==========     ==========     ==========

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The components of the provision for income taxes are as follows:

                       1999            1998            1997
                     -------         -------         -------
Current
     Federal         $  --           $   (27)        $  (409)
     State              --              --               (72)
      Foreign           --              --              --
                     -------         -------         -------
                        --               (27)           (481)
Deferred
     Federal            --              --              (496)
     State              --              --               (87)
     Foreign            --              --             1,064
                     -------         -------         -------
                        --              --               481
                     -------         -------         -------
                     $  --           $   (27)        $  --
                     =======         =======         =======

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:

                                                                1999            1998
                                                            ------------    ------------
Deferred tax asset ---
      Purchased intangibles                                 $     3,819     $     4,714
      Other temporary differences                                 1,375           1,617
      Net operating loss and tax credit  carry-forwards           9,730           7,711
                                                            ------------    ------------
                                                                 14,924          14,042

Valuation allowance                                            (14,924)        (14,042)
                                                            ------------    ------------
                                                            $        --     $        --
                                                            ============    ============

      The Company has placed a full valuation allowance against its net deferred tax asset since the Company believes it is "more likely than not" that it will not be able to utilize its deferred tax asset.

      As of December 31, 1999, the Company has available Federal net operating loss carry-forwards of $16,016. These carry-forwards expire through 2019 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1997 contains provisions that may limit the amount of net operating loss and credit carry-forwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined.

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:
                                         1999         1998          1997
                                       ---------    ---------     ---------
Federal statutory rate                  (34.0%)      (34.0%)       (34.0%)
State taxes, net of federal benefit      (6.2%)       (6.2%)        (6.2%)
Increase in valuation allowance          40.2%        54.6%         40.2%
                                       ---------    ---------     ---------
Effective tax rate                         ---        14.4%           ---

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(5)  LINE OF CREDIT

     As of December 31, 1999, the Company has a $1.0 million letter of credit guarantee outstanding for a subsidiary against a line of credit with a foreign bank and a $0.7 million letter of credit guarantee outstanding securing our new facility lease. The Company has an unused and available line of credit of $5.0 million with a commercial bank. The Company can borrow under this line of credit up to the greater of $5.0 million or the sum of 80% of qualified domestic accounts receivable. Advances pursuant to the line of credit are secured by liens granted on the Company's accounts receivable. At December 31, 1999 and 1998, the Company did not have an outstanding balance under the line of credit agreement.

(6)  COMMITMENTS

LEASES

     The Company conducts its operations in leased facilities under operating leases expiring at various times through 2003.

The approximate minimum annual lease payments under the operating leases are as follows:

                                                        OPERATING
                                                          LEASES
                                                      -------------

2000................................................  $      1,187
2001................................................         1,058
2002................................................           737
2003................................................            33
                                                      -------------

                                                      $      3,015
                                                      =============

     Total rental expense included in the accompanying consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997 was $1,290, $1,547 and $1,954, respectively.

ROYALTIES

     The Company had entered into several software license agreements. These agreements provided the Company with exclusive worldwide licenses to distribute certain software products. The Company was required to pay royalties on all related sales, subject to certain royalty targets to maintain exclusive distribution rights to that software product. As a result of the software products sold to Elron (see Note 12), the Company has no minimum royalty requirement to maintain exclusive distribution rights as of December 31, 1999. Total royalty expense included in the accompanying consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997 was $413, $252 and $1,412, respectively.

(7)  STOCKHOLDERS' EQUITY

COMMON STOCK

     The Company has 20,000,000 authorized shares of common stock $.01 par value, of which 13,848,164 shares were issued at December 31, 1999.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

PREFERRED STOCK

     The Company has 2,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series. The Company's Board of Directors has authority to issue the shares of Preferred Stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of Common Stock, and may have the effect of delaying, deferring or preventing a change in control of the Company. The Company has not issued any shares of preferred stock as of December 31, 1999.

Private Placement

     In December 1999, the Company completed a $12,000 private placement of common stock and warrants to two institutional investors. Each investor purchased 514,837 shares of common stock and received warrants to purchase 257,419 shares of common stock at $15.15 per share exercisable for five years upon issuance. In addition, the investors received warrants to purchase additional shares of common stock upon certain events, as defined.

(8)  STOCK OPTION PLANS

     In July 1992, the Company adopted the 1992 Employee and Consultant Stock Option Plan (the Plan). Pursuant to the Plan, the Company may grant to employees and consultants of the Company statutory and nonstatutory stock options to purchase up to 3,800,000 shares of common stock as amended.

     The Company's 1995 Directors Stock Option Plan (the "Director's Plan") was adopted on May 18, 1995 and provides for the granting of options to purchase up to 200,000 shares of common stock to directors who are not employees of the Company.

Stock option activity for the option plans was as follows:

                                                 NUMBER           WGHT AVG
                                                   OF          EXERCISE PRICE
                                                 SHARES           PER SHARE

      Outstanding, December 31, 1996.......      1,022,906      $        7.57
          Granted..........................      2,124,689               2.39
          Exercised........................        (41,537)              0.67
          Terminated.......................     (1,170,430)              6.49
                                              -------------     --------------
      Outstanding, December 31, 1997.......      1,935,628               2.66
          Granted..........................        971,036               2.19
          Exercised........................        (95,035)              0.67
          Terminated.......................       (521,399)              3.23
                                              -------------     --------------
      Outstanding, December 31, 1998.......      2,290,230               2.45
          Granted..........................        879,000               3.28
          Exercised........................       (320,373)              1.97
          Terminated.......................       (875,845)              2.71
                                              -------------     --------------
      Outstanding, December 31, 1999.......      1,973,012      $        2.78
                                              =============     ==============
      Exercisable, December 31, 1999.......        539,587      $        2.64
                                              =============     ==============
      Exercisable, December 31, 1998.......        660,834      $        2.90
                                              =============     ==============
      Exercisable, December 31, 1997.......        219,274      $        5.24
                                              =============     ==============

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table presents weighted average price and remaining contractual life information about significant option groups outstanding and exercisable at December 31, 1999.

                                                    Options Outstanding                        Options Exercisable
                                      ------------------------------------------------     -----------------------------
                                                          Wght Avg
                                                          Remaining        Wght Avg                          Wght Avg
            Range of                     Number          Contractual       Exercise           Number         Exercise
         Exercise Prices               Outstanding      Life (years)         Price         Exercisable         Price
----------------------------------    --------------    --------------    ------------     -------------    ------------
      $    0.01  -      $    0.01            33,231              7.20         $  0.01            33,231         $  0.01
           0.50  -           1.53           149,664              8.25            1.39            35,729            1.39
           1.63  -           3.13         1,455,929              8.33            2.12           385,128            2.27
           3.31  -           5.63           139,688              8.40            3.38            57,999            3.43
          11.50  -          15.00           194,500              9.53            8.88            27,500           10.87
                                      --------------                                       -------------
                                          1,973,012                                             539,587
                                      ==============                                       =============

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

                                         1999       1998       1997
                                       --------   --------   --------

   Risk-free interest rate......          5.78%      5.28%      7.00%
   Expected dividend yield......           ---        ---        ---
   Expected lives...............             7          7          7
   Expected volatility..........           131%       128%       111%


     Had compensation cost for these plans been determinnsistent with SFAS
No. 123, the Company's net loss and basic and diluted net loss per share would have been reduced to the following pro forma amounts:

                                                     1999           1998           1997
                                                 -------------  -------------  --------------
   Net Loss                       As Reported       $ (1,999)      $   (215)     $ (34,772)
                                  Pro Forma           (3,224)        (1,400)       (36,270)
   Basic Net Loss Per Share       As Reported          (0.16)         (0.02)         (2.88)
                                  Pro Forma            (0.26)         (0.11)         (3.00)
   Diluted Net Loss Per Share     As Reported          (0.16)         (0.02)         (2.88)
                                  Pro Forma            (0.26)         (0.11)         (3.00)

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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     During the year ended December 31, 1999 the Company granted options to certain nonemployees and recorded $82 of compensation expense in accordance with SFAS No. 123. The Company will record additional compensation expense during the year ended December 31, 2000.

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

(9)   401 (K) PLAN

     In 1994, the Company established a plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering all eligible employees, as defined. Participants in the 401(k) Plan may not contribute more than the lesser of specified statutory amount or 15% of his or her pretax total compensation. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company. The Company made no contributions during 1999, 1998 or 1997.

(10)  ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                              1999             1998
                                         --------------   --------------
     Payroll and payroll related ....... $       1,183    $         784
     Restructuring......................            96              145
     Other .............................           376              328
                                         --------------   --------------
                                         $       1,655    $       1,257
                                         ==============   ==============

(11)  SEGMENT REPORTING

         During 1999 and 1998, the Company has two reportable segments: Desktop Management and Groupware Continuing. Management has organized the segments based on differences in products and services because each segment requires different technology and marketing strategies. The Desktop Management segment constitutes the ON Command CCM product line, which develops, markets and supports enterprise desktop management products. The Groupware Continuing segment develops, markets and supports real-time group scheduling products. The other segment during 1997 include products that were either de-emphasized as part of prior restructurings or products that were included in the sale of assets to Elron.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on gross margin from operations and does not capture segment net income (loss) or segment assets.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table illustrates segment operating data.

                       Desktop      Groupware
                      Management    Continuing        Other          Total
                      ----------    ----------        -----          -----
1999
Product Revenue        $17,996        $ 5,431        $  --          $23,427
Other Revenue            5,524          1,926           --            7,450
                       -------        -------        -------        -------
Total Revenue           23,520          7,357           --           30,877
Cost of Sales            4,787            644           --            5,431
                       -------        -------        -------        -------
Gross Margin            18,733          6,713           --           25,446

1998
Product Revenue          8,176          6,913           --           15,089
Other Revenue            3,124          1,797           --            4,921
                       -------        -------        -------        -------
Total Revenue           11,300          8,710           --           20,010
Cost of Sales            3,093            797           --            3,890
                       -------        -------        -------        -------
Gross Margin             8,207          7,913           --           16,120

1997
Product Revenue          6,378         12,137         18,115         36,630
Other Revenue            2,253          1,145          1,254          4,652
                       -------        -------        -------        -------
Total Revenue            8,631         13,282         19,369         41,282
Cost of Sales            2,201          1,030          6,084          9,315
                       -------        -------        -------        -------
Gross Margin           $ 6,430        $12,252        $13,285        $31,967

The following table represents geographic information:

                                            North
                                           America         Europe          Other        Elimination         Total
                                           -------         ------          -----        -----------         -----
1999
Sales to unaffiliated customers           $ 14,036        $ 16,834        $      7        $   --           $ 30,877
Transfers between geographic areas           1,110            --              --            (1,110)            --
                                          --------        --------        --------        --------         --------
Total Sales                                 15,146          16,834               7          (1,110)          30,877
Identifiable assets                         56,685           9,153               2         (39,052)          26,788

1998
Sales to unaffiliated customers             10,335           9,670               5            --             20,010
Transfers between geographic areas              20            --              --               (20)            --
                                          --------        --------        --------        --------         --------
Total Sales                                 10,355           9,670               5             (20)          20,010
Identifiable assets                         32,662           6,005               2         (24,000)          14,669

1997
Sales to unaffiliated customers             26,930          13,679             673            --             41,282
Transfers between geographic areas           3,847            --              --            (3,847)            --
                                          --------        --------        --------        --------         --------
Total Sales                                 30,777          13,679             673          (3,847)          41,282
Identifiable assets                       $ 34,440        $  4,122        $      4        $(21,184)        $ 17,382

Transfers between geographic areas are accounted for equivalent to an arm's length basis.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(12)  GAIN ON SALE OF ASSETS

         On October 29, 1997 the Company entered into a management agreement with Elron, pursuant to which Elron shall manage certain assets as defined in the purchase and sale agreement (collectively the Proposed Assets) for its benefit and at its risk and expense and shall pay all salaries and other employee related expenses with respect to the Proposed Assets and approximate 100 transferred employees. As a result of the management agreement the associated revenues and costs of the Proposed Assets have been excluded from the statement of operations since October 30, 1997. As of December 31, 1997 assets held for sale, net; represent the net book value of the Proposed Assets as of October 29, 1997. On February 11, 1998, the Company received shareholder approval to sell to Elron the Proposed Assets. Upon sale the Company received $8,273 of proceeds net of transaction costs and recorded a gain of $6,518.

Unaudited pro forma operating results for the Company, assuming the sale of assets occurred on January 1, 1997 is as follows:

                                                                          December 31,
                                                                              1997
                                                                         ---------------
                                                                           (Unaudited)
Net sales                                                                   $  23,454
Net loss                                                                    $ (40,233)
Basic and diluted net loss per share                                        $   (3.33)
Shares used in computing profoma basic and diluted net loss per share      12,079,264

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

(13)  SCHEDULES OF VALUATION RESERVES

A summary of the reserve for doubtful accounts is as follows:

                                        BALANCE,                                                       BALANCE,
                                      BEGINNING OF     CHARGED TO    OTHER ADDITIONS                     END
                                          YEAR          EXPENSE       TO ALLOWANCE      WRITE-OFFS     OF YEAR

Year ended December 31, 1997            $1,191             $35            $1,801 (1)        $52        $2,975

Year ended December 31, 1998             2,975              85               ---          2,106 (2)       954

Year ended December 31, 1999               954             738               ---          1,026           666

(1) Includes $301 of additions arising through the acquisition of csd Software GmbH and $1,500 of restructuring related reserve.

(2)  Includes $1,500 of restructuring related write-offs.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A summary of accrued restructuring is as follows:

                                        BALANCE,                                                       BALANCE,
                                      BEGINNING OF    CHARGED TO      NON CASH           CASH            END
                                          YEAR         EXPENSE       WRITE-OFFS      EXPENDITURES      OF YEAR


Year ended December 31, 1997             $---          $10,940         $(6,774)        $(1,941)        $2,225

Year ended December 31, 1998            2,225              ---             ---          (2,080)           145

Year ended December 31, 1999              145              ---             ---              49             96

(14)     SUBSEQUENT EVENT

     On January 6, 2000, the Company announced that it would seek shareholder approval to sell its Meeting Maker product line along with related marketing systems and organization (the Assets) to Meeting Maker, Inc. In addition, on January 6, 2000, the Company entered into a management agreement with Meeting Maker, Inc., pursuant to which Meeting Maker, Inc. agreed to manage the Assets for its benefit and its risk and expense and to pay all salaries and other employee related expenses with respect to the Assets and transferred employees. Upon shareholder approval, the Company will record the transaction as a discontinued operation under APB 30.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ON TECHNOLOGY CORPORATION



                                            /s/ Robert L. Doretti
                                            ----------------------------------
Date: March 28, 2000                        Name:  Robert L. Doretti
                                            Title: President
                                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



                                            /s/Stephen J. Wietrecki
                                            ----------------------------------
Date: March 28, 2000                        Name: Stephen J. Wietrecki
                                            Title: Vice President of Finance
                                                   and Chief Financial Officer


                                            /s/ William C. Hulley
                                            ----------------------------------
Date: March 28, 2000                        Name: William C. Hulley
                                            Title: Chairman and Director


                                            /s/ Herman DeLatte
                                            ----------------------------------
Date: March 28, 2000                        Name:  Herman DeLatte
                                            Title: Director


                                            /s/ Gina Bornino Miller
                                            ----------------------------------
Date: March 28, 2000                        Name: Gina Bornino-Miller
                                            Title: Director


                                            /s/ Robert P. Badavas
                                            ----------------------------------
Date: March 28, 2000                        Name: Robert Bodavis
                                            Title: Director

                                INDEX TO EXHIBITS


Exhibit No.       Exhibit Title
-----------       -------------

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

  10.21+ Securities Purchase Agreement by and among ON Technology Corporation, Castle Creek Technology Partners LLC and Marshall Capital Management Inc. dated December 29, 1999.

  10.22+          ON Technology Corporation Stock Purchase Warrant dated
                  December 29, 1999.

  10.23+ ON Technology Corporation Stock Purchase Warrant (Reset) dated December 29, 1999.

  10.24+ Registration Rights Agreement by and among ON Technology Corporation, Castle Creek Technology Partners LLC and Marshall Capital Management Inc. dated December 29, 1999.

  21.0.           Subsidiaries of the registrant.

  23.1.           Consent of Arthur Andersen LLP.

  27.0.           Financial Data Schedule.

+  Previously filed

* Management contracts or compensatory plans or arrangments covering executive officers or directors of ON Technology Corporation.