Form 10-Q
period 2000-03-31
ON TECHNOLOGY CORP
filed 2000-05-15
CIK 925288

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended 31 March 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________

Commission file number 0-26376


                            ON TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                           04-3162846
(State of incorporation)                    (IRS Employer Identification Number)


                                  Waltham Woods
                          880 Winter Street, Building 4
                        Waltham, Massachusetts 02451-1449
                                  (781)487-3300

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

14,298,832 shares of the registrant's Common stock, $0.01 par value, were outstanding as of May 1, 2000.

                        THIS DOCUMENT CONTAINS 29 PAGES.
                                              ----
                        THE EXHIBIT INDEX IS ON PAGE 28.

================================================================================

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                            FORM 10-Q, March 31, 2000

                                    CONTENTS

Item Number                                                                Page
-----------                                                                ----

                          PART I: FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
                  Balance sheets:
                    March 31, 2000 and December 31, 1999                      3
                  Statements of operations:
                    Three months ended March 31, 2000 and 1999                4
                  Statements of cash flows:
                    Three months ended March 31, 2000 and 1999                5
                  Notes to condensed consolidated financial statements      6-8

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9-24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          25


                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                   26

Item 2.  Changes in Securities and Use of Proceeds                           26

Item 3.  Defaults Upon Senior Securities                                     26

Item 4.  Submission of Matters to a Vote of Security Holders                 26

Item 5.  Other Information                                                   26

Item 6.  Exhibits and Reports on Form 8-K                                    26

SIGNATURES                                                                   27

EXHIBIT INDEX                                                                28

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                        MARCH 31,  DECEMBER 31,
                                                                          2000        1999
                                                                        --------    --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                               $ 15,678    $ 16,941
Accounts receivable, net of allowance for doubtful accounts
and sales returns of $800 and $666, respectively                           6,867       7,347
Inventories                                                                  100          92
Prepaid expenses and other current assets                                    891         582
                                                                        --------    --------
     Total current assets                                                 23,536      24,962
                                                                        --------    --------
PROPERTY AND EQUIPMENT, AT COST:
Computers and equipment                                                    4,664       4,561
Furniture and fixtures                                                       591         523
                                                                        --------    --------
Less - Accumulated depreciation                                            3,633       3,442
                                                                        --------    --------
                                                                           1,622       1,642
                                                                        --------    --------
Other assets and deposits                                                    150         149
Purchased intangibles, net of $2,034 and $1,999 of
  accumulated amortization, respectively                                    --            35
                                                                        --------    --------
                                                                        $ 25,308    $ 26,788
                                                                        ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                        $  3,527    $  4,112
Accrued expenses                                                           2,279       1,655
Due to Meeting Maker, Inc.                                                   640        --
Reserve for distributor inventories                                          120         120
Deferred revenue                                                           3,894       3,931
                                                                        --------    --------
     Total current liabilities                                            10,460       9,818
                                                                        --------    --------

STOCKHOLDERS' EQUITY:
Preferred stock - Authorized 2,000,000 shares Issued - none                  --          --
Common stock, $.01 par value - Authorized - 20,000,000 shares
   Issued and outstanding - 14,185,903 shares and
   13,848,164 shares, respectively                                           142         138
Additional paid in capital                                                75,733      74,596
Accumulated deficit                                                      (60,819)    (57,694)
Accumulated other comprehensive loss                                        (161)        (23)
Treasury stock (15,000 and 15,000 shares at cost, respectively)              (47)        (47)
                                                                        --------    --------
          Total stockholders' equity                                      14,848      16,970
                                                                        --------    --------
                                                                        $ 25,308    $ 26,788
                                                                        ========    ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                         THREE MONTHS
                                                         ENDED MARCH 31,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
REVENUE:
--------
Net product revenue                               $      2,669    $      4,518
Net product revenue - Meeting Maker, Inc. (MMI)          1,027           1,072
Other revenue                                            1,440             858
Other revenue - MMI                                        582             402
                                                  ------------    ------------

       TOTAL REVENUE                                     5,718           6,850
                                                  ------------    ------------

OPERATING EXPENSES:
-------------------
Cost of product revenue                                    862             890
Cost of product revenue - MMI                               34             200
Sales and marketing                                      2,753           2,923
Research and development                                 2,211           2,046
General and administrative                               1,588             981
MMI operating expenses                                     935             789
                                                  ------------    ------------
       LOSS FROM OPERATIONS                             (2,665)           (979)
                                                  ------------    ------------
Interest income, net                                       180              55
Other Income                                              --               183
                                                  ------------    ------------
       LOSS BEFORE ALLOCATION TO MMI AND
           PROVISION FOR INCOME TAXES                   (2,485)           (741)
                                                  ------------    ------------

Allocation to MMI                                         (640)           --
                                                  ------------    ------------
       LOSS BEFORE PROVISION FOR INCOME TAXES           (3,125)           (741)
                                                  ------------    ------------
Provision for income taxes                                --              --
                                                  ------------    ------------
       NET LOSS                                   $     (3,125)   $       (741)
                                                  ============    ============

Basic net loss per share                          $      (0.22)   $      (0.06)
                                                  ============    ============

Diluted net loss per share                        $      (0.22)   $      (0.06)
                                                  ============    ============
Basic shares used in
  per share calculation                             13,944,344      12,420,640
                                                  ============    ============
Diluted shares used in
  per share calculation                             13,944,344      12,420,640
                                                  ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                  2000            1999
                                                                --------        --------
Cash Flows from Operating Activities:
   Net loss                                                     $ (3,125)       $   (741)
Adjustments to reconcile net loss
To net cash used in operating activities
   Non-cash compensation expense relating to
     stock options and warrants                                      461            --
   Depreciation and amortization                                     164             406
   Changes in assets and liabilities:
     Accounts receivable                                             527            (120)
     Inventories                                                      (8)             (7)
     Prepaid expenses and other current assets                      (311)           (178)
     Accounts payable                                               (140)           (858)
     Accrued expenses                                                 26               6
     Due to Meeting Maker, Inc.                                      640            --
     Deferred revenue                                                (37)            685
                                                                --------        --------
        Net cash used in operating activities                     (1,803)           (807)
                                                                --------        --------

Cash Flows From Investing Activities:
   Purchase of property and equipment                               (110)            (68)
                                                                --------        --------
        Net cash used in investing activities                       (110)            (68)
                                                                --------        --------

Cash Flows From Financing Activities:
   Exercise of stock options                                         612              20
   Stock purchased through ESPP                                       57              66
   Principal repayments on obligation under capital lease           --               (10)
                                                                --------        --------
        Net cash provided by financing activities                    669              76
                                                                --------        --------

Net effect of exchange rates on cash & cash equivalents              (19)            223
Net decrease in cash and cash equivalents                         (1,263)           (576)
Cash and cash equivalents, beginning of period                    16,941           8,001
                                                                --------        --------
Cash and cash equivalents, end of period                        $ 15,678        $  7,425
                                                                ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for -
         Interest paid                                          $   --          $      7
                                                                ========        ========
         Income taxes paid                                      $   --          $   --
                                                                ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, March 31, 2000
                      (in thousands, except per share data)
                                   (unaudited)

1.  Interim Financial Statements
    ----------------------------

    The accompanying unaudited consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") (except for the balance sheet information as of December 31, 1999) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of March 31, 2000 and December 31, 1999, and results of operations for the three months ended March 31, 2000 and March 31, 1999. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

2.  Net Loss per Share
    ------------------

    The Company calculates net loss per share in accordance with Statement of Financial Accounting Standards No. 128 "SFAS 128", EARNINGS PER SHARE. Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. For the three months ended March 31, 2000 and 1999, respectively, stock options and warrants have been excluded from the diluted weighted average shares outstanding calculation, as their effect would be anti-dilutive.

Basic and diluted net loss per share as required by SFAS 128, are as follows:

                                                         Three Months
                                                        Ended March 31,
                                                    ----------------------
                                                      2000          1999
                                                    --------      --------
Net loss                                            $ (3,125)     $   (741)

Basic weighted average shares outstanding             13,944        12,421
Weighted average common equivalent shares               --            --
                                                    --------      --------
Diluted weighted average shares outstanding           13,944        12,421
                                                    ========      ========

   Basic net loss per share                         $  (0.22)     $  (0.06)
                                                    ========      ========

   Diluted net loss per share                       $  (0.22)     $  (0.06)
                                                    ========      ========

Anti-dilutive securities, that were not
included in the above table are as follows:

Stock options and warrants                             2,418         1,894
                                                    ========      ========

3.  Reporting Comprehensive Income
    ------------------------------

    The Company adopted SFAS 130, "REPORTING COMPREHENSIVE INCOME", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended March 31, 2000 and March 31, 1999, comprehensive loss would be $138 greater and $33 less, respectively than reported net loss, due to foreign currency translation adjustments.

4.  Segment Reporting
    -----------------

    During the three months ended March 31, 2000 and 1999, the Company had two reportable segments: Desktop Management and Groupware. Management had organized the segments based on differences in products and services because each segment required different technology and marketing strategies. The Desktop Management segment constitutes the ON Command CCM product line, which develops, markets and supports enterprise desktop management products. The Groupware segment develops, markets and supports real-time group scheduling products.

    The Company evaluates segment performance based on gross margin from operations and does not capture segment net income (loss) or segment assets.

The following table illustrates segment operating data for the three months ended March 31, 2000 and 1999, respectively.

                              ----------     -----------    ---------
                               DESKTOP
THREE MONTHS ENDED,           MANAGEMENT      GROUPWARE       TOTAL
     MARCH 31,                ----------     -----------    ---------
       2000
Net Product Revenue             $2,669         $1,027         $3,696
Other Revenue                    1,440            582          2,022
                                ------         ------         ------
Total Revenue                    4,109          1,609          5,718
Cost of Product Revenue            862             34            896
                                ------         ------         ------
Gross Margin                     3,247          1,575          4,822

       1999
Net Product Revenue              4,520          1,070          5,590
Other Revenue                      858            402          1,260
                                ------         ------         ------
Total Revenue                    5,378          1,472          6,850
Cost of Product Revenue            891            199          1,090
                                ------         ------         ------
Gross Margin                     4,487          1,273          5,760

------------------
See Note 5 for discussion of sale of the Groupware Segment.

5.  Sale of the Meeting Maker Business
    ----------------------------------

    On January 6, 2000 the Company signed an asset purchase agreement with a newly organized privately held company named Meeting Maker, Inc. to sell the Company's Groupware business (Meeting Maker) subject to the approval of the Company's stockholders and certain other conditions. Under the asset purchase agreement, the Company agreed to sell to Meeting Maker, Inc. the Company's Groupware business (Meeting Maker), including all of the Company's interest in our real-time group scheduling software (Meeting Maker product), for a total purchase price of $1,000,000. The Company also agreed to guarantee the receipt of $600,000 of accounts receivable relating to the Meeting Maker business. In connection with the sale, the Company will also receive a warrant which entitles the Company to purchase up to 4.9% of the outstanding common stock of Meeting Maker, Inc. The Company prepared and filed a Proxy Statement for a Special Meeting of the Shareholders to seek approval of this proposed sale. The Special Meeting of Stockholders was held on April 28, 2000, at which time the meeting was adjourned until Friday, May 26, 2000 to allow the Company additional time to gather the necessary Shareholder votes to approve the Meeting Maker transaction. If the Company does not receive the required number of Shareholder votes approving the Meeting Maker transaction, the transaction will not be consummated on its present terms and timetable. Should the Company receive shareholder approval and the closing of the Meeting Maker transaction occurs, the Company will record the transaction as a discontinued operation under APB 30. Until such time of shareholder approval, the Company will continue to reflect the financial position and results of operations of Meeting Maker, Inc. in the Balance Sheet and Statement of Operations. In addition, as a result of the management agreement with Meeting Maker, Inc., in which the Company transferred effective control of the Groupware business (Meeting Maker) to Meeting Maker, Inc. and has no risk of ownership related to the operating results, 100% of the net income
(loss) during the period from January 6, 2000 until shareholder approval will be allocated to Meeting Maker, Inc.

6.  Line of Credit
    --------------

    At March 31, 2000, the Company was out of compliance with certain covenants under its line of credit agreement with a commercial bank. At March 31, 2000, the Company did not have an outstanding balance under the line of credit agreement. Subsequent to March 31, 2000, the bank informed the Company that they would not issue a waiver of non-compliance with respect to the convenant violations and therefore, the parties may terminate the line of credit agreement.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
                            and Results of Operations
                            FORM 10-Q, March 31, 2000
                                   (unaudited)

OVERVIEW

    ON Technology Corporation and Subsidiaries (the "Company") provides enterprise desktop management software for heterogeneous enterprise networks that is open, scalable, and easy to use and administer. The Company's principle product, ON Command CCM, or CCM, is designed to address the enterprise desktop management requirements of large organizations. This product is an advanced system for managing and controlling PC software across corporate networks and the internet. It also provides a single, integrated system for managing desktop and mobile PCs from a centralized server. ON Command CCM can be deployed across most major hardware platforms and network operating systems and protocols.

    On December 30, 1999, the Company announced that it had completed a $12 million private placement of common stock and warrants to two institutional investors. Each investor purchased 514,837 shares of common stock at a price of $11.65 per share and received warrants to purchase 257,419 shares of common stock at an exercise price of $15.15 per share. The number of shares of common stock issuable upon exercise of these warrants and the exercise price for such warrants is subject to adjustment in the event that the average closing bid price per share of common stock for the fifteen trading days preceding December 29, 2000 is below $15.15 per share. The investors also received additional warrants exercisable upon the occurrence of certain specified events.

    Until quite recently, the Company also marketed the Meeting Maker group scheduling software. Meeting Maker was part of the Company's Groupware business which remained after the sale of the Company's Network Security and Management Business to Elron Software, Inc. in 1998. Soon after that sale, the Company announced that it would de-emphasize its investment in new customer acquisitions for Meeting Maker and concentrate our efforts on ON Command CCM and related product and business development activities. On January 6, 2000 the Company signed an asset purchase agreement with a newly organized privately held company named Meeting Maker, Inc. to sell the Company's Groupware business (Meeting Maker) subject to the approval of the Company's stockholders and certain other conditions. Under the asset purchase agreement, the Company agreed to sell to Meeting Maker, Inc. the Company's Groupware business (Meeting Maker), including all of the Company's interest in our real-time group scheduling software (Meeting Maker product), for a total purchase price of $1,000,000. The Company also agreed to guarantee the receipt of $600,000 of accounts receivable relating to the Meeting Maker business. In connection with the sale, the Company will also receive a warrant which entitles the Company to purchase up to 4.9% of the outstanding common stock of Meeting Maker, Inc. The Company prepared and filed a Proxy Statement for a Special Meeting of the Shareholders to seek approval of this proposed sale. The Special Meeting of Stockholders was held on April 28, 2000, at which time the meeting was adjourned until Friday, May 26, 2000 to allow the Company additional time to gather the necessary Shareholder votes to approve the Meeting Maker transaction. If the Company does not receive the required number of Shareholder votes approving the Meeting Maker transaction, the transaction will not be consummated on its present terms and timetable. Should the Company receive shareholder approval and the closing of the Meeting Maker transaction occurs, the Company will record the transaction as a discontinued operation under APB 30. Until such time of shareholder approval, the Company will continue to reflect the financial position and results of operations of Meeting Maker, Inc. in the Balance Sheet and Statement of Operations. In addition, as a result of the management agreement with Meeting Maker, Inc., in which the Company transferred effective control of the Groupware business (Meeting Maker) to Meeting Maker, Inc. and has no risk of ownership related to the operating results, 100% of the net income (loss) during the period from January 6, 2000 until shareholder approval will be allocated to Meeting Maker, Inc.

    On February 1, 2000, ON hired Robert L. Doretti as its President and Chief Executive Officer. At the time, Mr. Doretti was also elected to the Board of Directors to fill the vacancy created by the resignation of Christopher Risley from the Board of Directors which also became effective as of February 1, 2000. Herman DeLatte, ON's former President and Chief Executive Officer, resigned from each of these offices effective February 1, 2000, but Mr. DeLatte continues to serve as a member of ON's Board of Directors.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         -------------------
                                                           2000        1999
                                                         -------     -------
Revenue:
     Net product revenue                                   46.7%       66.0%
     Net product revenue - Meeting Maker, Inc. (MMI)       18.0%       15.6%
     Other revenue                                         25.2%       12.5%
     Other revenue - MMI                                   10.1%        5.9%
                                                         -------     -------
         Total revenue                                    100.0%      100.0%
                                                         -------     -------
Operating expenses:
     Cost of product revenue                               15.1%       13.0%
     Cost of product revenue - MMI                          0.6%        2.9%
     Sales and marketing                                   48.1%       42.7%
     Research and development                              38.7%       29.9%
     General and administrative                            27.8%       14.3%
     MMI operating expense                                 16.3%       11.5%
                                                         -------     -------
Loss from operations                                      (46.6)%     (14.3)%
                                                         -------     -------
Interest income, net                                        3.1%        0.8%
Other income                                                ---%        2.7%
                                                         -------     -------
Loss before allocation to MMI and
     provision for income taxes                           (43.5)%     (10.8)%
                                                         -------     -------
Allocation to MMI                                         (11.2)%       ---%
                                                         -------     -------
Loss before provision for income taxes
     Provision for income taxes                           (54.7)%     (10.8)%
                                                         -------     -------
Provision for income taxes                                  ---%        ---%
                                                         -------     -------
Net loss                                                  (54.7)%     (10.8)%
                                                         =======     =======

    NET PRODUCT REVENUE. The Company's net product revenue is derived primarily from the licensing of ON Command CCM software products. For the three months ended March 31, net product revenue decreased $1.9 million (40.9%) from 1999 to 2000. The decrease in revenues associated with the Company's Desktop Management software business was primarily due to an increased emphasis in attracting larger enterprise customers, computer OEMs, service providers and value added resellers.

    NET PRODUCT REVENUE- MEETING MAKER, INC. (MMI). The Company's net product revenue from the MMI business is derived primarily from the licensing of the Meeting Maker software product. For the three months ended March 31, net product revenue attributable to the Meeting Maker business decreased $45 thousand (4.2%) from 1999 to 2000. The marginal decrease in the MMI software business was attributed to the maturing nature of the Meeting Maker product.

    OTHER REVENUE. The Company's other revenue primarily consists of maintenance revenue, training and professional services associated with the ON Command CCM products. For the three months ended March 31, other revenue increased $582 thousand (67.8%) from 1999 to 2000. The increase is attributed to higher maintenance and professional service fees associated with the sales of the Company's desktop management software business.

    OTHER REVENUE - MMI. The Company's other Meeting Maker revenue primarily consists of maintenance revenue and professional services associated with the Meeting Maker product. For the three months ended March 31, other revenue associated with the Meeting Maker business increased $180 thousand (44.8%) from 1999 to 2000. The increase is attributed to higher renewed maintenance fees and professional service fees associated with the sales of the Company's Meeting Maker software.

    COST OF PRODUCT REVENUE. Cost of product revenue primarily consists of expenses associated with product documentation, production, fulfillment and professional services costs and royalty fees associated with products that are licensed from third party developers. In addition, cost of product revenue includes the amortization of purchased intangibles. For the three months ended March 31, cost of product revenue decreased $28 thousand (3.1%) from 1999 to 2000. This decrease was primarily the result of decreased product revenue and amortization of an intangible.

    COST OF PRODUCT REVENUE - MMI. Cost of product revenue primarily consists of expenses associated with product documentation, production and fulfillment costs. For the three months ended March 31, cost of product revenue decreased $166 thousand (83.0%) from 1999 to 2000. This decrease was primarily the result of reduced direct expenses due to the phase out of the Meeting Maker product.

    SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation and benefits paid to sales and marketing personnel. Sales and marketing expense also includes the costs associated with public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. For the three months ended March 31, sales and marketing expenses decreased $170 thousand (5.8%) from 1999 to 2000. The decrease is due partially to reduced commissions, which are a direct result from lower revenues in the quarter ended March 31, 2000. The decrease in expense was partially offset by a non-cash compensation charge of $74 thousand.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and the provision of technical support. For the three months ended March 31, research and development expense increased $165 thousand (8.1%) from 1999 to 2000. The increase is due to additional investments in the Company's desktop management software business. The Company plans to continue to make significant investments in research and development related to the Company's desktop management software business.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation, executive support costs, accounting operations, planning, and business development operations. For the three months ended March 31, general and administrative expense increased $607 thousand (61.9%) from 1999 to 2000. The increase is primarily due to non-cash compensation charges totaling approximately $387 thousand.

    MMI OPERATING EXPENSE. MMI operating expense includes sales and marketing, research and development and general and administrative expenses as defined above, directly associated with the Meeting Maker product. For the three months ended March 31, MMI operating expense increased $146 thousand (18.5%) from 1999 to 2000. The increase is primarily due to new operational investments made by Meeting Maker, Inc. into the Meeting Maker business including additional personnel.

    INTEREST INCOME, NET. Interest income consists primarily of interest income earned on cash and cash equivalents. For the three months ended March 31, interest income increased $125 thousand (227.3%) from 1999 to 2000. The increase is due primarily to a higher cash balance available for investment as a result of additional funds received in December 1999 from the Company's private placement.

    OTHER INCOME. Other income for the three months ended March 31, 1999 of $183 thousand resulted from an insurance receivable.

    ALLOCATION TO MMI. Until the Company receives shareholder approval of the Meeting Maker transaction and closes the sale of the Meeting Maker business to Meeting Maker, Inc. under the terms of the asset purchase agreement described above, the Company will continue to reflect the financial position and results of operations of Meeting Maker, Inc. in the Balance Sheet and Statement of Operations. In addition, as a result of the management agreement with Meeting Maker, Inc., 100% of the net income (loss) during the period from entering into the management agreement until shareholder approval will be allocated to Meeting Maker, Inc.

    INCOME TAXES. There were no tax provisions for the three months ended March 31, 1999 and 2000 due to an operating loss in each quarter.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations to date primarily through private and public placements of capital stock and the net proceeds received from the Elron transaction. At March 31, 1999 and 2000, the Company had available cash and cash equivalents of $7.4 million and $15.7 million respectively. As of March 31, 2000, the Company has a $1.0 million letter of credit guarantee outstanding for a subsidiary against a line of credit with a foreign bank and a $1.0 million letter of credit guarantee outstanding securing the lease for the Company's Waltham facility. At March 31, 2000, the Company was out of compliance with certain covenants under its line of credit agreement with a commercial bank. At March 31, 2000, the Company did not have an outstanding balance under the line of credit agreement. Subsequent to March 31, 2000, the bank informed the Company that they would not issue a waiver of non-compliance with respect to the convenant violations and therefore, the parties may terminate the line of credit agreement.

    Net cash used in operating activities for the three months ended March 31, 1999 and March 31, 2000, was $807 thousand and $1.8 million, respectively.
For the three months ended March 31, 1999, net cash used in operating activities consisted primarily of a net loss of $741 thousand coupled with a net change in operating assets and liabilities of $(472) thousand offset by depreciation and amortization charges of $406 thousand. For the three months ended March 31, 2000, net cash used in operating activities consisted primarily of a net loss of $3.1 million which was offset with a net change in operating assets and liabilities of $57 thousand, depreciation and amortization charges of $164 thousand, amortization of deferred compensation charges of $461 thousand and the $640 thousand promissory note payable to Meeting Maker, Inc. (MMI).

    Net cash used in investing activities for the three months ended March 31, 1999 and March 31, 2000 was $(68) thousand and $(110) thousand, respectively. For the three months ended March 31, 1999, cash used in investing activities consisted of the purchases of property and equipment of $68 thousand. For the three months ended March 31, 2000 cash used in investing activities consisted of the purchases of property and equipment of $110 thousand.

    Net cash provided by financing activities for the three months ended March 31, 1999 and March 31, 2000 was $76 thousand and $669 thousand, respectively. For the three months ended March 31, 1999, cash used in financing activities consisted of exercises of stock options of $86 thousand coupled with principal repayment on obligations under capital lease, offset by stock purchases through the Company's Employee Stock Purchase Plan ("ESPP") of $10 thousand. For the three months ended March 31, 2000, cash provided by financing activities consisted of exercises of stock options of $612 thousand and stock purchases through the ESPP of $57 thousand.

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

THE SALE OF MEETING MAKER WOULD ELIMINATE A HISTORICALLY SIGNIFICANT SOURCE OF THE COMPANY'S CASH FLOW AND MAY RESULT IN CASH FLOW DEFICITS.

    For the fiscal years ended December 31, 1998 and 1999, respectively, Meeting Maker produced $7,530,000 and $7,361,000 in revenues, $3,882,000 and $4,304,000 in operating profits, and significant cash flow. For the three months ended March 31, 1999 and 2000, respectively, Meeting Maker produced $1,474,000 and $1,609,000 in revenues and $485,000 and $640,000 in operating profits, and significant cash flow. These results positively impacted the Company's overall financial performance. In addition, the cash flow generated by the Meeting Maker business was available to support the activities of the CCM business which, historically, has been unprofitable and had negative cash flow. For the fiscal years ended December 31, 1998 and December 31, 1999, respectively, the remaining businesses had operating losses of $4,415,000 and $6,672,000, producing significant negative cash flow. For the three months ended March 31, 1999 and 2000, respectively, the remaining businesses had operating losses of $1,464,000 and $3,305,000, producing significant negative cash flow. Management believes that, in the absence of substantial investment, for fiscal 2000 and thereafter Meeting Maker's operating profits and positive cash flow would substantially diminish, if not disappear in their entirety. In contrast, management believes that the CCM business will achieve operating profits and positive cash flow at some time during fiscal 2000 and beyond. These expectations form the basis of management's decision to divest the Meeting Maker business. If these expectations turn out to be incorrect, especially insofar as CCM is concerned, the Company may experience substantial cash flow deficits.

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

    For the twelve months ended December 31, 1998, one customer accounted for $3.5 million, or 18% of net revenue from the Company's current products. For the twelve months ended December 31, 1999, two customers accounted for $7.6 million, or 24.5% of net revenue. For the three months ended March 31, 1999, two customers accounted for $3.1 million, or 45% of net revenue. For the three months ended March 31, 2000, one customer accounted for $0.7 million, or 12% of net revenue. It is possible that the Company's change in marketing strategy will result in other customers accounting for more than 10% of the Company's net revenues.

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

    Our product development, marketing and sales costs for the CCM products are approximately $700,000 to $1,500,000 per month. We believe that we have enough cash from operations to fund these costs through December 31, 2000, whether or not we complete the sale of the Meeting Maker product. There can be no assurance that our estimate of the marketing, sales and product development costs of the CCM products is correct, or that these costs will not exceed our available financial resources, or that we will be locate additional sources of financing, if and when needed.

OUR INCREASING RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

    In fiscal 1998 and 1999, total international revenue (outside the United States) represented approximately 54% of total revenue. For the fiscal year 2000 and thereafter, we expect that international revenue may constitute a significantly greater portion of our total revenue. In the three months ended March 31, 1999 and 2000, respectively, total revenues from international licenses represented approximately 44% and 57% of total revenue. Accordingly, a greater percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a materially adverse effect on our future international license revenue.

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

WE HAVE A HISTORY OF LOSSES, WE CANNOT PREDICT OUR FUTURE OPERATING RESULTS AND WE CANNOT ASSURE OUR CONTINUED PROFITABILITY

    Through March 31, 2000, we have recorded cumulative net losses of approximately $60.8 million. In addition, our products and marketing strategy have changed substantially since the mid-1990s. We have acquired or developed a significant number of products in the last five years. As a result, prediction of our future operating results is difficult, if not impossible. There can be no assurance that we will become or remain profitable on a quarterly or annual basis. In addition, we do not believe that the growth in revenues we have experienced in recent years is necessarily indicative of future revenue growth or future operating results.

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

    We have grown significantly in recent periods, with total CCM revenues increasing from $8.6 million in fiscal 1997, to $11.3 million in fiscal 1998, and to $23.5 million in fiscal 1999. CCM revenues for the three months ended March 31, 1999 and 2000, respectively, were $5.4 million and $4.1 million. If we achieve our growth plans, such growth may burden our operating and financial systems. This burden will require large amounts of senior management attention and will require the use of other ON resources. Our ability to compete effectively and to manage future growth (and our future operating results) will depend in part on our ability to implement and expand operational, customer support, and financial control systems and to expand, train, and manage our employees. In particular, in connection with acquisitions, we will be required to integrate additional personnel and to augment or replace existing financial and management systems. Such integration could disrupt our operations and could adversely affect our financial results. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to do so could materially adversely affect our business, operating results, and financial condition.

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

    We have obtained registrations in the United States for the following trademarks: ON Technology, Meeting Maker, CCM, ON Command CCM, Notework, DaVinci Systems, ON Technology & Design, ON Location and Instant Update. We have filed for the trademark "ON Command CCM" in the European Community, Canada and Australia. As a result, we may not be able to prevent a third party from using our trademarks in many foreign jurisdictions. We have not to date registered any of our copyrights.

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

    The number of shares of Common Stock of the Company which must be issued upon exercise of the Warrants issued to castle Creek Technology Partners LLC and Marshall Capital Management Inc. is tied to the fluctuating market price of the Company's Common Stock:

         o the lower the trading price of the Company's Common Stock on the effective date of the registration statement filed by the Company on Form S-3 (initially filed on January 25,
                    2000) and the lower the average trading price for the fifteen days preceeding December 29, 2000, the greater the number of shares of Common Stock that must be issued and the greater the dilution caused by these securities;

         o the perceived risk of dilution may cause Creek Technology Partners LLC and Marshall Capital Management Inc. or other stockholders to sell their shares, which would contribute to the downward movement in stock price of the Common Stock; and

         o the significant downward pressure on the trading price of the Common Stock could encourage investors to engage in short sales, which would further contribute to the downward spiraling price of the Common Stock.

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

Item 3.  Quantitative And Qualitative Disclosure About Market Risk

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and investment changes.

INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's cash equivalent investments. The Company has not used derivative financial instruments. The Company invests its excess cash in short-term floating rate instruments and senior secured floating rate loan funds which carry a degree of interest rate risk. These instruments may produce less income than expected if interest rates fall.

FOREIGN CURRENCY RISK. International revenues from the Company's foreign subsidiaries and other foreign sources for the three months ended March 31, 2000 were approximately 57% of total revenues. International sales are made primarily from the Company's subsidiary in Germany and are denominated in the local currency. Accordingly, the Company's German subsidiary uses the local currency as its functional currency. The Company's international business is subject to risk typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

INVESTMENT RISK. The Company may invest in the future, in the equity instruments of privately held companies for business and strategic purposes. However, as of March 31, 2000, the Company holds no such investments. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, March 31, 2000


                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings
           Not Applicable

Item 2.    Changes in Securities
           On January 31, 2000, the Company issued a warrant to purchase 25,000 shares (subject to adjustment) of common stock, par value of $0.01 per share, of the Company, to Heidrick and Struggles, Inc. in consideration of services rendered to the Company in connection with the hiring of Robert L. Doretti as President and Chief Executive Officer of the Company. These warrants are exercisable at any time on or before January 31, 2003 as an exercise price of $11.25 per share. The warrant was issued by the Company in reliance upon an exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, specifically the exemption contained in
           Section 4(2) of such Act.

Item 3.    Defaults Upon Senior Securities
           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           Not Applicable

Item 5.    Other Information
           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits

           The exhibits listed in the accompanying Exhibit Index on page 28 are filed or incorporated by reference as part of this report.


           (b)      Reports on Form 8-K

                    1. Current Report on Form 8-K filed with the SEC on January 4, 2000 relating to the private placement transaction with Castle Creek Technology Partners LLC and Marshall Capital Management, Inc.
                    2. Current Report on Form 8-K filed with the SEC on January 8, 2000 relating to the execution and delivery of the Asset Purchase Agreement by and between the Company and Meeting Maker, Inc.
                    3. Current Report on Form 8-K filed with the SEC on February 3, 2000 relating to the hiring of Robert L. Doretti as President and Chief Financial Officer of the Company.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, March 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ON TECHNOLOGY CORPORATION



                                      /s/  Robert L. Doretti
                                      ----------------------------------
Date: May 15, 2000                    Name:  Robert L. Doretti
                                      Title: President and
                                             Chief Executive Officer




                                      /s/  Stephen J. Wietrecki
                                      ----------------------------------
Date: May 15, 2000                    Name:  Stephen J. Wietrecki
                                      Title: Vice President of Finance
                                             and Chief Financial Officer

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, March 31, 2000
                                INDEX TO EXHIBITS



Exhibit No.     Exhibit Title
-----------     -------------

   10.27 Management Agreement by and between the Company and Meeting Maker, Inc. dated as of January 3, 2000.

   10.28 Transition Agreement by and between the Company and Meeting Maker, Inc. dated as of January 3, 2000.

   27.0         Financial Data Schedule.

------------------