Form 10-Q
period 2000-06-30
ON TECHNOLOGY CORP
filed 2000-08-14
CIK 925288

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended 30 June 2000

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


                                  Waltham Woods
                          880 Winter Street, Building 4
                        Waltham, Massachusetts 02451-1449
                                (781) 487 - 3300

             (Address and telephone of principal executive offices)

                                   -----------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                       YES   X        NO
                           -----         -----

14,188,901 shares of the registrant's Common stock, $0.01 par value, were outstanding as of August 4, 2000.



                        THIS DOCUMENT CONTAINS  30  PAGES.
                                               ----
                        THE EXHIBIT INDEX IS ON PAGE 30.

================================================================================

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                            FORM 10-Q, June 30, 2000

                                    CONTENTS


Item Number                                                                Page
-----------                                                                ----


                          PART I: FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
              Balance sheets:
                 June 30, 2000 and December 31, 1999 .....................    3
              Statements of operations:
                 Three and six months ended June 30, 2000 and 1999 .......    4
              Statements of cash flows:
                 Six months ended June 30, 2000 and 1999 .................    5
              Notes to condensed consolidated financial statements .......  6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................. 9-24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......   25


                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................   26

Item 2.  Changes in Securities and Use of Proceeds .......................   26

Item 3.  Defaults Upon Senior Securities .................................   26

Item 4.  Submission of Matters to a Vote of Security Holders .............   26

Item 5.  Other Information ...............................................   27

Item 6.  Exhibits and Reports on Form 8-K ................................   28

SIGNATURES ...............................................................   29

EXHIBIT INDEX ............................................................   30

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                              JUNE 30,   DECEMBER 31,
                                                                2000        1999
                                                              --------    --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                     $ 12,620    $ 16,941
Accounts receivable, net of allowance for doubtful accounts
   and sales returns of $1,023 and $666, respectively            6,547       7,347
Inventories                                                         60          92
Prepaid expenses and other current assets                          741         582
                                                              --------    --------
     Total current assets                                       19,968      24,962
                                                              --------    --------
PROPERTY AND EQUIPMENT, AT COST:
Computers and equipment                                          5,043       4,561
Furniture and fixtures                                             773         523
                                                              --------    --------
Less - Accumulated depreciation                                  3,921       3,442
                                                              --------    --------
                                                                 1,895       1,642
                                                              --------    --------

Other assets and deposits                                          295         149
Purchased intangibles, net of $2,034 and $1,999 of
   accumulated amortization, respectively                           --          35
                                                              --------    --------
                                                              $ 22,158    $ 26,788
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
Accounts payable                                              $  3,750    $  4,112
Accrued expenses                                                 2,182       1,655
Due to Meeting Maker, Inc. (MMI)                                 1,171          --
Reserve for distributor inventories                                120         120
Deferred revenue                                                 3,136       3,931
                                                              --------    --------
    Total current liabilities                                   10,359       9,818
                                                              --------    --------

STOCKHOLDERS' EQUITY:
Preferred stock - Authorized 2,000,000 shares Issued - none         --          --
Common stock, $.01 par value - Authorized - 30,000,000
   shares Issued and outstanding - 14,188,415 shares and
   13,848,164 shares, respectively                                 142         138
Additional paid in capital                                      75,903      74,596
Accumulated deficit                                            (63,913)    (57,694)
Accumulated other comprehensive loss                              (286)        (23)
Treasury stock (15,000 shares at cost)                             (47)        (47)
                                                              --------    --------
          Total stockholders' equity                            11,799      16,970
                                                              --------    --------
                                                              $ 22,158    $ 26,788
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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                   THREE MONTHS                    SIX MONTHS
                                                  ENDED JUNE 30,                  ENDED JUNE 30,
                                           ----------------------------    ----------------------------
                                               2000            1999            2000            1999
                                           ------------    ------------    ------------    ------------
REVENUE:
-------
Net product revenue                        $      3,057    $      3,908    $      5,726    $      8,426
Professional Services Organization (PSO)
  and maintenance revenue                         1,641           1,441           3,081           2,299
Revenue - Meeting Maker, Inc. (MMI)               1,796           2,050           3,405           3,524
                                           ------------    ------------    ------------    ------------
       TOTAL REVENUE                              6,494           7,399          12,212          14,249
                                           ------------    ------------    ------------    ------------

OPERATING EXPENSES:
------------------
Cost of revenue                                     886           1,133           1,748           2,023
Cost of revenue - MMI                                41             151              75             351
Sales and marketing                               2,887           3,370           5,640           6,293
Research and development                          2,723           2,166           4,934           4,212
General and administrative                        1,422           1,124           3,010           2,105
MMI - operating expenses                          1,224             672           2,159           1,461
                                           ------------    ------------    ------------    ------------
       LOSS FROM OPERATIONS                      (2,689)         (1,217)         (5,354)         (2,196)
                                           ------------    ------------    ------------    ------------
Interest income, net                                150              65             330             120
Other (expense) income                              (24)             20             (24)            203
                                           ------------    ------------    ------------    ------------
       LOSS BEFORE ALLOCATION TO MMI
       AND PROVISION FOR INCOME TAXES            (2,563)         (1,132)         (5,048)         (1,873)
                                           ------------    ------------    ------------    ------------

Allocation to MMI                                  (531)             --          (1,171)             --
                                           ------------    ------------    ------------    ------------
       LOSS BEFORE PROVISION
       FOR INCOME TAXES                          (3,094)         (1,132)         (6,219)         (1,873)
                                           ------------    ------------    ------------    ------------
Provision for income taxes                           --              --              --              --
                                           ------------    ------------    ------------    ------------
       NET LOSS                            $     (3,094)   $     (1,132)   $     (6,219)   $     (1,873)
                                           ============    ============    ============    ============

Basic net loss per share                   $      (0.22)   $      (0.09)   $      (0.44)   $      (0.15)
                                           ============    ============    ============    ============

Diluted net loss per share                 $      (0.22)   $      (0.09)   $      (0.44)   $      (0.15)
                                           ============    ============    ============    ============
Basic shares used in
  per share calculation                      14,171,799      12,463,022      14,059,282      12,441,958
                                           ============    ============    ============    ============
Diluted shares used in
  per share calculation                      14,171,799      12,463,022      14,059,282      12,441,958
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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                     SIX MONTHS
                                                                    ENDED JUNE 30,
                                                              ------------------------
                                                                2000            1999
                                                              --------        --------
Cash Flows from Operating Activities:
   Net loss                                                   $ (6,219)       $ (1,873)
Adjustments to reconcile net loss
   to net cash used in operating activities -
   Non-cash compensation expense relating to
     stock options and warrants                                    548              --
   Depreciation and amortization                                   420             810
   Changes in assets and liabilities:
     Accounts receivable                                           864          (1,677)
     Inventories                                                    32             (17)
     Prepaid expenses and other current assets                    (160)           (448)
     Accounts payable                                             (687)           (165)
     Accrued expenses                                             (320)           (127)
     Due to Meeting Maker, Inc.                                  1,171              --
     Deferred revenue                                             (795)            954
                                                              --------        --------
        Net cash used in operating activities                   (5,146)         (2,543)
                                                              --------        --------

Cash Flows From Investing Activities:
   Increase in other assets and deposits                          (146)             --
   Purchase of property and equipment                             (669)           (290)
                                                              --------        --------
        Net cash used in investing activities                     (815)           (290)
                                                              --------        --------

Cash Flows From Financing Activities:
   Exercise of stock options                                       626              20
   Stock purchased through Employee Stock Purchase Plan             57              66
   Principal repayments on obligation under capital lease           --             (10)
                                                              --------        --------
        Net cash provided by financing activities                  683              76
                                                              --------        --------

Net effect of exchange rates on cash & cash equivalents            957             326
Net decrease in cash and cash equivalents                       (4,321)         (2,431)
Cash and cash equivalents, beginning of period                  16,941           8,001
                                                              --------        --------
Cash and cash equivalents, end of period                      $ 12,620        $  5,570
                                                              ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for -
        Interest paid                                         $      1        $     15
                                                              ========        ========
        Income taxes paid                                     $     --        $     --
                                                              ========        ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, June 30, 2000
                      (in thousands, except per share data)
                                   (unaudited)

1.    Interim Financial Statements
      ----------------------------

      The accompanying unaudited condensed consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") (except for the balance sheet information as of December 31, 1999) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of June 30, 2000 and December 31, 1999, and results of operations for the three and six months ended June 30, 2000 and June 30, 1999. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

2.    Net Loss per Share
      ------------------

      The Company calculates net loss per share in accordance with Statement of Financial Accounting Standards No. 128 "SFAS 128", EARNINGS PER SHARE. Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. For the three and six months ended June 30, 2000 and 1999, respectively, stock options and warrants have been excluded from the diluted weighted average shares outstanding calculation, as their effect would be anti-dilutive.

Basic and diluted net loss per share as required by SFAS 128, are as follows:

                                                  Three Months             Six Months
                                                 Ended June 30,          Ended June 30,
                                              --------------------    --------------------
                                                2000        1999        2000        1999
                                              --------    --------    --------    --------
Net loss                                      $ (3,094)   $ (1,132)   $ (6,219)   $ (1,873)

Basic weighted average shares outstanding       14,172      12,463      14,059      12,442
Weighted average common equivalent shares           --          --          --          --
                                              --------    --------    --------    --------
Diluted weighted average shares outstanding     14,172      12,463      14,059      12,442
                                              ========    ========    ========    ========
Basic net loss per share                      $  (0.22)   $  (0.09)   $  (0.44)   $  (0.15)
                                              ========    ========    ========    ========
Diluted net loss per share                    $  (0.22)   $  (0.09)   $  (0.44)   $  (0.15)
                                              ========    ========    ========    ========
Anti-dilutive securities, that were not
included in the above table are as follows:

Stock options and warrants                       2,568       2,292       2,354       2,297
                                              ========    ========    ========    ========

3.    Reporting Comprehensive Income
      ------------------------------

      The Company adopted SFAS 130, "REPORTING COMPREHENSIVE INCOME", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended June 30, 2000 and June 30, 1999, comprehensive loss would be $125 greater and $46 less, respectively, than reported net loss, due to foreign currency translation adjustments. If presented on the statement of operations for the six months ended June 30, 2000 and June 30, 1999, comprehensive loss would be $263 greater and $56 less, respectively, than reported net loss, due to foreign currency translation adjustments.

4.    Segment Reporting
      -----------------

      During the three and six months ended June 30, 2000 and 1999, the Company had two reportable segments: Desktop Management and Groupware. Management had organized the segments based on differences in products and services because each segment required different technology and marketing strategies. The Desktop Management segment constitutes the ON Command CCM product line, which develops, markets and supports enterprise desktop management products. The Groupware segment develops, markets and supports real-time group scheduling products.

      The Company evaluates segment performance based on gross margin from operations and does not capture segment net income (loss) or segment assets.

The following table illustrates segment operating data for the three and six months ended June 30, 2000 and June 30, 1999, respectively.



         THREE MONTHS ENDED,           DESKTOP      GROUPWARE       TOTAL
           JUNE 30, 2000              MANAGEMENT
           -------------
      Net Product Revenue              $  3,057      $  1,200      $  4,257
      PSO and Maintenance Revenue         1,641           596         2,237
                                       --------      --------      --------
      Total Revenue                       4,698         1,796         6,494
      Cost of Revenue                       886            41           927
                                       --------      --------      --------
      Gross Margin                     $  3,812      $  1,755      $  5,567

               1999
               ----
      Net Product Revenue              $  3,908      $  1,586      $  5,494
      PSO and Maintenance Revenue         1,441           464         1,905
                                       --------      --------      --------
      Total Revenue                       5,349         2,050         7,399
      Cost of Revenue                     1,133           151         1,284
                                       --------      --------      --------
      Gross Margin                     $  4,216      $  1,899      $  6,115

         SIX MONTHS ENDED,
           JUNE 30, 2000
           -------------
      Net Product Revenue              $  5,726      $  2,227      $  7,953
      PSO and Maintenance Revenue         3,081         1,178         4,259
                                       --------      --------      --------
      Total Revenue                       8,807         3,405        12,212
      Cost of Revenue                     1,748            75         1,823
                                       --------      --------      --------
      Gross Margin                     $  7,059      $  3,330      $ 10,389

               1999
               ----
      Net Product Revenue              $  8,426      $  2,658      $ 11,084
      PSO and Maintenance Revenue         2,299           866         3,165
                                       --------      --------      --------
      Total Revenue                      10,725         3,524        14,249
      Cost of Revenue                     2,023           351         2,374
                                       --------      --------      --------
      Gross Margin                     $  8,702      $  3,173      $ 11,875



See Note 5 for discussion of the disposition of the Groupware Segment.

5.    Disposition of Meeting Maker Business
      -------------------------------------

      On January 3, 2000 the Company signed an asset purchase agreement with a newly organized privately held company named Meeting Maker, Inc. to sell the Company's Groupware business (Meeting Maker) subject to the approval of the Company's stockholders and certain other conditions. Under the asset purchase agreement, the Company agreed to sell to Meeting Maker, Inc.(MMI) the Company's Groupware business (Meeting Maker), including all of the Company's interest in our real-time group scheduling software (Meeting Maker product), for a purchase price of $1,000,000 plus MMI's assumption of approximately $900,000 in liabilities. The Company also agreed to guarantee the receipt of $600,000 of accounts receivable relating to the Meeting Maker business. In connection with the sale, the Company would also receive a warrant which entitles the Company to purchase up to 4.9% of the outstanding common stock of Meeting Maker, Inc. The Company prepared and filed a Proxy Statement for a Special Meeting of the Shareholders to seek approval of this proposed sale. The Special Meeting of Stockholders was held on April 28, 2000, at which time the meeting was adjourned until Friday, May 26, 2000 to allow the Company additional time to gather the necessary Shareholder votes to approve the Meeting Maker transaction. The Company did not receive the required number of shareholder votes to approve the Meeting Maker transaction at the May 26, 2000 meeting. As a result, the Company entered into a license agreement with Meeting Maker, Inc., effective as of June 30, 2000 which, among other things, terminated the previously executed asset purchase agreement and provided for the grant of an exclusive, worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source and object code), with the potential for automatic one-year renewals of such license and the assumption of certain liabilities. The exclusive license is subject to the payment of minimum license fees from Meeting Maker, Inc. To the extent that certain of these fees are not paid but the minimum fees due are paid, the license shall continue on a non-exclusive basis. As a result of the January 3, 2000 management agreement with Meeting Maker, Inc., in which the Company transferred effective control of the Groupware business (Meeting Maker) to Meeting Maker, Inc., and the execution of the aforementioned license agreement, the Company has had no risk of ownership related to the operating results from the Groupware business since January 3, 2000, thus 100% of the net income (loss) from the Groupware business since January 3, 2000 has been allocated to Meeting Maker, Inc.

6.    Line of Credit
      --------------

      At March 31, 2000, the Company was out of compliance with certain covenants under its line of credit agreement with a commercial bank. Subsequent to March 31, 2000, the bank informed the Company that the bank would not issue a waiver of non-compliance with respect to the covenant violations and therefore, the bank has terminated the line of credit agreement. The Company has two outstanding letters of credit totaling approximately $2 million that were secured by the line of credit agreement. Due to the termination of the line of credit agreement, the Company agreed to maintain minimum cash balances with the commercial bank to cover the outstanding letters of credit. The Company is currently in negotiations with a different financial institution to transfer its banking relationship and obtain a new line of credit.

7.    Reclassifications
      -----------------

      Certain amounts from prior periods have been reclassified to conform with the current period's presentation.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
                            and Results of Operations
                            FORM 10-Q, June 30, 2000
                                   (unaudited)
OVERVIEW

      ON Technology Corporation and Subsidiaries (the "Company") provide enterprise desktop management software for heterogeneous enterprise networks that is open, scalable, and easy to use and administer. The Company's principle product, ON Command CCM, or CCM, is designed to address the enterprise desktop management requirements of large organizations. This product is an advanced system for managing and controlling PC software across corporate networks and the internet. It also provides a single, integrated system for managing desktop and mobile PCs from a centralized server. ON Command CCM can be deployed across most major hardware platforms and network operating systems and protocols.

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

      Until January 3, 2000, the Company also marketed the Meeting Maker group scheduling software. Meeting Maker was part of the Company's Groupware business which remained after the sale of the Company's Network Security and Management Business to Elron Software, Inc. in 1998. Soon after that sale, the Company announced that it would de-emphasize its investment in new customer acquisitions for Meeting Maker its concentrate our efforts on ON Command CCM and related product and business development activities. On January 6, 2000 the Company signed an asset purchase agreement with a newly organized privately held company named Meeting Maker, Inc.(MMI) to sell the Company's Groupware business (Meeting Maker) subject to the approval of the Company's stockholders and certain other conditions. Under the asset purchase agreement, the Company agreed to sell to Meeting Maker, Inc. the Company's Groupware business (Meeting Maker), including all of the Company's interest in our real-time group scheduling software (Meeting Maker product), for a purchase price of $1,000,000 plus MMI's assumption of approximately $900,000 in liabilities. The Company also agreed to guarantee the receipt of $600,000 of accounts receivable relating to the Meeting Maker business. In connection with the sale, the Company would also receive a warrant which entitled the Company to purchase up to 4.9% of the outstanding common stock of Meeting Maker, Inc. The Company prepared and filed a Proxy Statement for a Special Meeting of the Shareholders to seek approval of this proposed sale. The Special Meeting of Stockholders was held on April 28, 2000, at which time the meeting was adjourned until Friday, May 26, 2000 to allow the Company additional time to gather the necessary Shareholder votes to approve the Meeting Maker transaction. The Company did not receive the required number of shareholder votes to approve the Meeting Maker transaction at the May 26, 2000 meeting. As a result, the Company entered into a license agreement with Meeting Maker, Inc. effective as of June 30, 2000 which, among other things, terminated the previously negotiated sale arrangement and provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code), with the potential for automatic one-year renewals of such license and the assumption of certain liabilities. The exclusive license is subject to the payment of minimum license fees from Meeting Maker, Inc. to the Company. To the extent that certain of these fees are not paid but the minimum fees due are paid, the license shall continue on a non-exclusive basis. As a result of the January 3, 2000 management agreement with Meeting Maker, Inc., in which the Company transferred effective control of the Groupware business (Meeting Maker) to Meeting Maker, Inc. and the execution of the aforementioned license agreement, and has had no risk of ownership related to the operating results from the Groupware business since January 3, 2000, thus, 100% of the net income (loss) has been allocated to Meeting Maker, Inc. 9

      The Company does not provide forecasts of the future financial performance of the Company. From time to time, however, the information provided by the Company or statements made by its employees may contain forward-looking statements. In particular, statements contained in this Form 10-Q that are not historical statements (including, but not limited to, statements concerning estimates of future revenues, operating expense levels and such operating expense levels relative to the Company's total revenues) constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                       -------------------   -------------------
                                       JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                         2000       1999       2000       1999
                                       --------   --------   --------   --------
Revenue:
      Net product revenue                 47.0%      52.8%      46.9%      59.2%
      PSO and maintenance revenue         25.3%      19.5%      25.2%      16.1%
      Revenue - MMI                       27.7%      27.7%      27.9%      24.7%
                                       --------   --------   --------   --------
         Total revenue                   100.0%     100.0%     100.0%     100.0%
                                       --------   --------   --------   --------
Operating expenses:
      Cost of revenue                     13.6%      15.3%      14.3%      14.2%
      Cost of revenue - MMI                0.6%       2.1%       0.6%       2.5%
      Sales and marketing                 44.5%      45.5%      46.2%      44.1%
      Research and development            41.9%      29.3%      40.4%      29.6%
      General and administrative          21.9%      15.2%      24.6%      14.8%
      MMI Operating Expense               18.9%       9.1%      17.7%      10.2%
                                       --------   --------   --------   --------
   Loss from operations                 (41.4)%    (16.5)%    (43.8)%    (15.4)%
   Interest income, net                    2.3%       0.9%       2.7%       0.9%
   Other (expense) income                (0.4)%       0.3%     (0.2)%       1.4%
                                       --------   --------   --------   --------
   Loss before allocation to MMI
      and provision for income taxes    (39.5)%    (15.3)%    (41.3)%    (13.1)%
                                       --------   --------   --------   --------
   Allocation to MMI                     (8.1)%         --     (9.6)%         --
                                       --------   --------   --------   --------
   Loss before provision for income
      taxes                             (47.6)%    (15.3)%    (50.9)%    (13.1)%
                                       --------   --------   --------   --------
   Provision for income taxes                --         --         --         --
                                       --------   --------   --------   --------
   Net loss                             (47.6)%    (15.3)%    (50.9)%    (13.1)%
                                       ========   ========   ========   ========


      NET PRODUCT REVENUE. The Company's net product revenue is derived primarily from the licensing of ON Command CCM software products. For the three and six months ended June 30, net product revenue decreased $851 thousand (21.8%) and $2.7 million (32%), respectively, from 1999 to 2000. The decrease in revenues associated with the Company's Desktop Management software business was primarily due to an increased emphasis in attracting larger enterprise customers, computer OEMs, service providers and value added resellers as well as a general slowdown in the enterprise software marketplace.

      PSO AND MAINTENANCE REVENUE. The Company's PSO and maintenance revenue primarily consists of maintenance, training and professional services revenue associated with the ON Command CCM products. For the three and six months ended June 30, other revenue increased $200 thousand (13.9%) and $782 thousand (34.0%), respectively, from 1999 to 2000. The increase is attributed to new and renewal maintenance sales and professional service fees associated with the sales of the Company's desktop management software business.

      REVENUE - MMI. The Meeting Maker revenue is derived primarily from the licensing of the Meeting Maker software product and the associated maintenance revenue. For the three and six months ended June 30, revenue attributable to the Meeting Maker business decreased $254 thousand (12.4%) and $119 thousand (3.4%), respectively, from 1999 to 2000. The marginal decrease in the MMI software business was attributed to the maturing nature of the Meeting Maker product, which was partially offset by new and renewal maintenance sales.

      COST OF REVENUE. Cost of revenue primarily consists of expenses associated with product documentation, production, fulfillment and professional services costs and royalty fees associated with products that are licensed from third party developers. In addition, cost of revenue includes the amortization of purchased intangibles. For the three and six months ended June 30, cost of revenue decreased $247 thousand (21.8%) and $275 thousand (13.6%), respectively, from 1999 to 2000. This decrease was primarily the result of decreased product revenue and the completion of the intangible amortization during the first three months of 2000.

      COST OF REVENUE - MMI. Cost of revenue primarily consists of expenses associated with product documentation, production and fulfillment costs. For the three and six months ended June 30, cost of revenue decreased $110 thousand (72.8%) and $276 thousand (78.6%), respectively, from 1999 to 2000. This decrease was primarily the result of efforts to reduce product production costs related to the Meeting Maker product.

      SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation and benefits paid to sales and marketing personnel. Sales and marketing expense also includes the costs associated with public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. For the three and six months ended June 30, sales and marketing expenses decreased $483 thousand (14.3%) and $653 thousand (10.4%), respectively, from 1999 to 2000. The decrease is due primarily to reduced commissions, which are a direct result from lower revenues during the year, as well as the reclassification of expenses related to the Meeting Maker product. This decrease was slightly offset by the recording of a non-cash compensation charge of approximately $75 thousand during the six months ended June 30, 2000.

      RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and the provision of pre-sales technical support. For the three and six months ended June 30, research and development expense increased $557 thousand (25.7%) and $722 thousand (17.1%), respectively, from 1999 to 2000. The increase is primarily due to additional investments, both human and mechanical, in the Company's desktop management software business. The Company plans to continue to make significant investments in research and development related to the Company's desktop management software business. Research and development expenses for the three and six months ended June 30, 2000 also include non-cash compensation charges totaling approximately $24 thousand recorded during the second quarter of 2000.

      GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation, executive support costs, accounting operations, planning, and business development operations. For the three and six months ended June 30, general and administrative expense increased $298 thousand (26.5%) and $905 thousand, respectively, from 1999 to 2000. The increase is primarily due to non-cash compensation charges totaling approximately $66 thousand and $453 thousand for the three and six months ended June 30, 2000, respectively. Increased consulting and legal fees were also recorded in the first six months of 2000.

      MMI OPERATING EXPENSE. MMI operating expense includes sales and marketing, research and development and general and administrative expenses as defined above, directly associated with the Meeting Maker product. For the three and six months ended June 30, MMI operating expense increased $552 thousand (82.1%) and $698 thousand (47.8%), respectively, from 1999 to 2000. The increase is primarily due to new operational investments made by Meeting Maker, Inc. into the Meeting Maker business including additional personnel.

      INTEREST INCOME, NET. Interest income consists primarily of interest income earned on cash and cash equivalents. For the three and six months ended June 30, interest income increased $85 thousand (130.8%) and $210 thousand (175.0%), respectively, from 1999 to 2000. The increase is due primarily to a higher cash balance available for investment as a result of additional funds received in December 1999 from the Company's private placement.

      OTHER INCOME (EXPENSE). Other income (expense) for the three and six months ended June 30, 1999 of $20 thousand and $203 thousand resulted from an insurance receivable. Other expense of $(24) thousand for the three and six months ended June 30, 2000 resulted from currency translation adjustments.

      ALLOCATION TO MMI. Under the terms of the asset purchase agreement, as amended, described above, the Company will continue to reflect the financial position and results of operations of Meeting Maker, Inc. in the Balance Sheet and Statement of Operations. In addition, as a result of the management agreement with Meeting Maker, Inc., 100% of the net income (loss) during the period from entering into the management agreement until a transaction is closed will be allocated to Meeting Maker, Inc.

      INCOME TAXES. There were no tax provisions for the three and six months ended June 30, 1999 and 2000 due to an operating loss during each period.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operations to date primarily through private and public placements of capital stock and the net proceeds received from the sale of the Company's Network Security and Management business to Elron in 1998. At June 30, 1999 and 2000, the Company had available cash and cash equivalents of $5.6 million and $12.6 million, respectively. As of June 30, 2000, the Company has a $1.0 million letter of credit guarantee outstanding for a subsidiary against a line of credit with a foreign bank and a $1.0 million letter of credit guarantee outstanding securing the lease for the Company's Waltham facility. On March 31, 2000, the Company was out of compliance with certain covenants under its line of credit agreement with a commercial bank. Subsequent to March 31, 2000, the bank informed the Company that they would not issue a waiver of non-compliance with respect to the covenant violations and therefore, has terminated the line of credit agreement. The Company has two outstanding letters of credit totalling approximately $2 million that were secured by the line of credit agreement. Due to the termination of the line of credit agreement, the Company agreed to maintain minimum cash balances with the commercial bank to cover the outstanding letters of credit. The Company is currently in negotiations with a different financial institution to transfer its banking relationship and obtain a new line of credit agreement.

      Net cash used in operating activities for the six months ended June 30, 1999 and June 30, 2000, was $2.5 million and $5.1 million, respectively. For the six months ended June 30, 1999, net cash used in operating activities consisted primarily of a net loss of $1.9 million coupled with a net change in operating assets and liabilities of $(2.4) million offset by depreciation and amortization $810 thousand and deferred revenue of $954 thousand. For the six months ended June 30, 2000, net cash used in operating activities consisted primarily of a net loss of $6.2 million which was offset with a net change in operating assets and liabilities of $(1.1) million, depreciation and amortization charges of $420 thousand, amortization of deferred compensation charges of $(548) thousand and the $1.2 million promissory note payable to Meeting Maker, Inc. (MMI).

      Net cash used in investing activities for the three months ended June 30, 1999 and June 30, 2000 was $68 thousand and $815 thousand, respectively. For the six months ended June 30, 1999 cash used in investing activities consisted of the purchases of property and equipment of $290 thousand. For the six months ended June 30, 2000 cash used in investing activities consisted of the purchases of property and equipment of $669 thousand and deposits on certain leases with greater than one-year terms of $146 thousand

      Net cash provided by financing activities for the six months ended June 30, 1999 and June 30, 2000 was $76 thousand and $683 thousand, respectively. For the six months ended June 30, 1999 cash provided by financing activities consisted of the exercises of stock options and stock purchases through the ESPP of $86 thousand offset by the remaining principal repayments on obligations under capital lease of $10 thousand. For the six months ended June 30, 2000, cash provided by financing activities consisted of exercises of stock options of $626 thousand and stock purchases through the ESPP of $57 thousand.

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

THE GRANT OF THE LICENSE TO THE MEETING MAKER SOFTWARE TO MEETING MAKER, INC. WILL ELIMINATE A HISTORICALLY SIGNIFICANT SOURCE OF THE COMPANY'S CASH FLOW AND MAY RESULT IN CASH FLOW DEFICITS.

      For the fiscal years ended December 31, 1998 and 1999, respectively, Meeting Maker produced approximately $7,530,000 and $7,361,000 in revenues, $3,882,000 and $4,304,000 in operating profits, and significant cash flow. For the six months ended June 30, 1999 and 2000, respectively, Meeting Maker produced approximately $3,524,000 and $3,405,000 in revenues and approximately $1,712,000 and $1,171,000 in operating profits, and significant cash flow. These results positively impacted the Company's overall financial performance. In addition, the cash flow generated by the Meeting Maker business was available to support the activities of the CCM business which, historically, has been unprofitable and had negative cash flow. For the fiscal years ended December 31, 1998 and December 31, 1999, respectively, the remaining businesses had operating losses of approximately $4,415,000 and $6,672,000, producing significant negative cash flow. For the six months ended June 30, 1999 and 2000, respectively, the remaining businesses had operating losses of approximately $3,908,000 and $6,525,000, producing significant negative cash flow. Management believes that, in the absence of substantial investment, for fiscal 2000 and thereafter Meeting Maker's operating profits and positive cash flow would substantially diminish, if not disappear in their entirety. In contrast, management believes that the CCM business will achieve operating profits and positive cash flow at some time during fiscal 2000 and beyond. These expectations form the basis of management's decision to divest the Meeting Maker business by means of an exclusive license to such software to Meeting Maker, Inc. If these expectations turn out to be incorrect, especially insofar as CCM is concerned, the Company may experience substantial cash flow deficits.

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

      For the twelve months ended December 31, 1998, one customer accounted for $3.5 million, or 18% of net revenue from the Company's current products. For the twelve months ended December 31, 1999, two customers accounted for $7.6 million, or 24.5% of net revenue. For the six months ended June 30, 1999, two customers accounted for $4.4 million, or 30.8% of net revenue. For the six months ended June 30, 2000, one customer accounted for $1.7 million, or 14% of net revenue. It is possible that the Company's change in marketing strategy will result in other customers accounting for more than 10% of the Company's net revenues.

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

      Our product development, marketing and sales costs for the CCM products are approximately $700,000 to $1,500,000 per month. We believe that we have enough cash from operations to fund these costs through December 31, 2000. There can be no assurance that our estimate of the marketing, sales and product development costs of the CCM products is correct, or that these costs will not exceed our available financial resources, or that we will be locate additional sources of financing, if and when needed.

OUR INCREASING RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

      In and fiscal 1999, total revenue from international licenses (license revenue from outside the United States) represented approximately 54% of our total revenue. For the fiscal year 2000 and thereafter, we expect that international revenue may constitute a significantly greater portion of our total revenue. In the six months ended June 30, 1999 and 2000, total revenues from international licenses represented approximately 31% and 39%, respectively of our total CCM revenue. Accordingly, a greater percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a materially adverse effect on our future international license revenue.

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

WE HAVE A HISTORY OF LOSSES, WE CANNOT PREDICT OUR FUTURE OPERATING RESULTS AND WE CANNOT ASSURE OUR CONTINUED PROFITABILITY

      Through June 30, 2000, we have recorded cumulative net losses of approximately $63.9 million. In addition, our products and marketing strategy have changed substantially since the mid-1990s. We have acquired or developed a significant number of products in the last five years. As a result, prediction of our future operating results is difficult, if not impossible. There can be no assurance that we will become or remain profitable on a quarterly or annual basis. In addition, we do not believe that the growth in revenues we have experienced in recent years is necessarily indicative of future revenue growth or future operating results.

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

      On January 6, 2000, we entered into an agreement to sell our Groupware business to Meeting Maker, Inc. The agreement was subsequently terminated and we entered into an exclusive licensing agreement with Meeting Maker, Inc. relating to our Groupware products. These actions were designed to focus us on CCM and end our involvement with the Groupware business. We cannot be sure that our new corporate strategy will be successfully implemented. Furthermore, we cannot be sure that we will not engage in further reorganizations or restructurings in the future.

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

FUTURE ACQUISITIONS MAY PRESENT RISKS WHICH COULD ADVERSELY AFFECT OUR BUSINESS

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

OUR ABILITY TO MANAGE ANY FUTURE GROWTH WILL AFFECT OUR ABILITY TO ACHIEVE AND MAINTAIN PROFITABILITY

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

OUR SENIOR MANAGEMENT AND OTHER KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND IF THEY CHOOSE TO LEAVE ON, IT COULD HARM OUR BUSINESS

      Our success will depend to a significant extent on the continued service of our senior management and certain other key employees, including selected sales, consulting, technical and marketing personnel. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions, few of our employees are bound by an employment or non-competition agreement. In addition, we do not generally maintain key man life insurance on any employee. The loss of the services of one or more of our executive officers or key employees or the decision of one or more such officers or employees to join a competitor or otherwise compete directly or indirectly with us could have a material adverse effect on our business, operating results and financial condition.

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

      To achieve our business objectives, we must be able to recruit and employ skilled technical professionals from other countries. Any future shortage of qualified technical personnel who are either United States citizens or otherwise eligible to work in the United States could increase our reliance on foreign professionals. Many technology companies have already begun to experience shortages of such personnel. Any failure to attract and retain qualified personnel as necessary could materially adversely affect our business and operating results. Foreign computer professionals such as those employed by us typically become eligible for employment in the United States by obtaining a nonimmigrant visa. The number of nonimmigrant visas are limited by federal immigration law. Currently, Congress is considering approving an increase in the number of visas available. We cannot predict whether such legislation will ultimately become law. We also cannot predict what effect any future changes in the federal immigration laws will have on our business, operating results, or financial condition.

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

Item 3.  Quantitative And Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

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

FOREIGN CURRENCY RISK. International revenues from the Company's foreign subsidiaries and other foreign sources for the six months ended June 30, 2000 were approximately 57% of total revenues. International sales are made primarily from the Company's subsidiary in Germany and are denominated in the local currency. Accordingly, the Company's German subsidiary uses the local currency as its functional currency. The Company's international business is subject to risk typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

INVESTMENT RISK. The Company may invest in the future in the equity instruments of privately held companies for business and strategic purposes. However, as of June 30, 2000, the Company holds no such investments. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, June 30, 2000


                           PART II: OTHER INFORMATION


Item 1.    Legal Proceedings
           Not Applicable


Item 2.    Changes in Securities
           Not Applicable


Item 3.    Defaults Upon Senior Securities
           Not Applicable


Item 4.    Submission of Matters to a Vote of Security Holders
           The Company held an Annual Meeting of its Stockholders on April 28, 2000 (the "Annual Meeting"). At the Annual Meeting, the Company submitted the following proposals: (1) a proposal to elect Gina Bornino Miller as a Class II Director to serve until the Company's Annual Meeting of Stockholders held in 2003 and until her successor is duly elected and qualified ("Proposal One"); (2) a proposal to approve an amendment to the 1992 Employee and Consultant Stock Option Plan, increasing the number of shares available under such plan from 3,800,000 to 5,400,000 ("Proposal Two"); and (3) a proposal to ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000 ("Proposal Three").

           The number of shares issued, outstanding and eligible to vote as of the record date of March 6, 2000 was 14,253,203. The votes cast at the Annual Meeting were as follows:

                                                                      Delivered
    Votes for           Votes Against               Abstain           Not Voted
    ---------           -------------               -------           ---------

Proposal One:
-------------
Gina Bornino Miller:

      11,393,064                 0                   98,878               0

Proposal Two:
-------------

      11,177,156           280,066                   34,720               0

Proposal Three:
---------------

      11, 453,172           23,720                   15,050               0


           On April 28, 2000 the Company also held a Special Meeting of Stockholders (the "Special Meeting"). At the Special Meeting, the Company submitted the following proposals: (1) a proposal to approve an Amendment of the Company's Certificate of Incorporation to increase the number of shares of common stock of the Company from 20,000,000 to 30,000,000 ("Special Proposal One"); (2) a proposal to approve the issuance of 1,029,674 shares of common stock, the issuance of common stock purchase warrants, and the reservation of shares of common stock issuable upon exercise of such warrants, to Castle Creek Technology Partners LLC and Marshall Capital Management, Inc. ( "Special Proposal Two"); and (3) a proposal to approve the Asset Purchase Agreement with Meeting Maker Inc. ("Special Proposal Three").

           The number of shares issued outstanding and eligible to vote as of the record date of March 6, 2000 was 14,253,203. The votes cast at the Special Meeting was as follows:

                                                                      Delivered
    Votes for           Votes Against               Abstain           Not Voted
    ---------           -------------               -------           ---------

Special Proposal One:
---------------------

      12,341,770           216,937                   22,724               0

Special Proposal Two:
---------------------

      4,257,674            161,221                   13,721       8,148,815

Special Proposal Three:
-----------------------

      Proposal Three was tabled without a vote on such proposal for consideration at an adjournment of the Special Meeting to be held on May 26, 2000.

           The Company held the adjournment of the Special Meeting on May 26, 2000. At such adjournment, consideration of Special Proposal Three was once again postponed until an undetermined later date without a vote on Special Proposal Three.


Item 5.    Other Information

           If a stockholder intends to present a proposal at the Annual Meeting of Stockholders of the Company in 2001 (the "2001 Annual Meeting") and does not submit such proposal on or before December 31, 2000, such proposal will not be included in the proxy statement and proxy card related to the 2001 Annual Meeting. Nonetheless, such stockholder may raise such proposal at the 2001 Annual Meeting; however, as a result of the adoption by the SEC on May 21, 1998 of new rule 14a-4 (c) (1) under the Securities and Exchange Act of 1934, as amended, if such stockholder fails to notify the Company at least 45 days prior to March 28, 2001 (i.e., the month and day of the mailing of the Company's proxy statement and proxy card related to the Annual Meeting of Stockholders of the Company in 2000) of its intent to raise such proposal at the 2001 Annual Meeting, then management proxies would be allowed to use their discretionary voting authority in the event such proposal is raised at the 2001 Annual Meeting, without any discussion of the matter in the proxy statement related to the 2001 Annual Meeting.

Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits

           The exhibits listed in the accompanying Exhibit Index on page 30 are filed or incorporated by reference as part of this report.


           (b)  Reports on Form 8-K

                1. Current Report on Form 8-K filed with the SEC on April 11, 2000 relating to the Registrant's press release concerning the Registrant's first quarter results.

                2. Current Report on Form 8-K filed with the SEC on June 9, 2000 relating to the Registrant's Special Meeting of Stockholders and Registrant's relationship with Meeting Maker, Inc.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, June 30, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ON TECHNOLOGY CORPORATION

                                            /s/ Robert L. Doretti
                                            ----------------------------
Date: August 14, 2000                       Name:    Robert L. Doretti
                                            Title:   President and
                                                     Chief Executive Officer



                                            /s/ Stephen J. Wietrecki
                                            ----------------------------
Date: August 14, 2000                       Name:    Stephen J. Wietrecki
                                            Title:   Vice President of Finance
                                                     and Chief Financial Officer

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, June 30, 2000


                                INDEX TO EXHIBITS




Exhibit No.                         Exhibit Title
-----------                         -------------


   10.29* License Agreement by and between the Company and Meeting Maker, Inc. dated as of June 30, 2000.

   10.30 First Amendment to the Management Agreement by and between the Company and Meeting Maker, Inc. dated as of May 30, 2000.

   10.31 Second Amendment to the Management Agreement by and between the Company and Meeting Maker, Inc. dated as of June 30, 2000.

   27.0.       Financial Data Schedule.



-----------
   * Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.