Form 10-Q
period 2000-09-30
ON TECHNOLOGY CORP
filed 2000-11-14
CIK 925288

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended 30 September 2000

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


                                  Waltham Woods
                          880 Winter Street, Building 4
                        Waltham, Massachusetts 02451-1449
                                (781) 487 - 3300
             ------------------------------------------------------
             (Address and telephone of principal executive offices)


                                ----------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                         YES  X         NO
                             ---           ---

14,238,140 shares of the registrant's Common stock, $0.01 par value, were outstanding as of November 7, 2000.


                        THIS DOCUMENT CONTAINS 30 PAGES.

                        THE EXHIBIT INDEX IS ON PAGE 29.

================================================================================

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                          FORM 10-Q, September 30, 2000

                                    CONTENTS

Item Number                                                                 Page
-----------                                                                 ----

                          PART I: FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements

              Balance sheets:
                September 30, 2000 and December 31, 1999                      3
              Statements of operations:
                Three and nine months ended September 30, 2000 and 1999       4
              Statements of cash flows:
                Nine months ended September 30, 2000 and 1999                 5

              Notes to condensed consolidated financial statements          6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10-25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          26




                           PART II: OTHER INFORMATION


Item 1.  Legal Proceedings                                                   27

Item 2.  Changes in Securities and Use of Proceeds                           27

Item 3.  Defaults Upon Senior Securities                                     27

Item 4.  Submission of Matters to a Vote of Security Holders                 27

Item 5.  Other Information                                                   27

Item 6.  Exhibits and Reports on Form 8-K                                    27

SIGNATURES                                                                   28

EXHIBIT INDEX                                                                29

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           2000             1999
                                                        ----------       ----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $   10,312       $   16,941
Accounts receivable, net of allowance for
  doubtful accounts and sales returns of $1,127
  and $666, respectively                                     6,962            7,347
Inventories                                                     52               92
Prepaid expenses and other current assets                      754              582
                                                        ----------       ----------
     Total current assets                                   18,080           24,962
                                                        ----------       ----------
PROPERTY AND EQUIPMENT, AT COST:
Computers and equipment                                      4,767            4,546
Leasehold improvements                                         553              284
Furniture and fixtures                                         254              254
                                                        ----------       ----------
Less - Accumulated depreciation                              4,034            3,442
                                                        ----------       ----------
                                                             1,540            1,642
                                                        ----------       ----------

Other assets and deposits                                      131              149
Purchased intangibles, net of $2,034 and $1,999
  of accumulated amortization, respectively                   --                 35
                                                        ----------       ----------
                                                        $   19,751       $   26,788
                                                        ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                        $    2,609       $    4,112
Accrued expenses                                             2,223            1,655
Due to Meeting Maker, Inc. (MMI)                                98             --
Reserve for distributor inventories                            120              120
Deferred revenue                                             3,438            3,931
                                                        ----------       ----------
     Total current liabilities                               8,488            9,818
                                                        ----------       ----------
LONG-TERM LIABILITIES:
Deferred revenue                                               194             --
                                                        ----------       ----------
     Total liabilities                                       8,682            9,818
                                                        ----------       ----------

STOCKHOLDERS' EQUITY:
Preferred stock - Authorized 2,000,000 shares
  Issued - none                                               --               --
Common stock, $.01 par value - Authorized -
  30,000,000 shares Issued and outstanding -
  14,238,140 shares and 13,848,164 shares,
  respectively                                                 142              138
Additional paid in capital                                  76,012           74,596
Accumulated deficit                                        (64,669)         (57,694)
Accumulated other comprehensive loss                          (369)             (23)
Treasury stock (15,000 shares at cost)                         (47)             (47)
                                                        ----------       ----------
     Total stockholders' equity                             11,069           16,970
                                                        ----------       ----------
                                                        $   19,751       $   26,788
                                                        ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                       THREE MONTHS                          NINE MONTHS
                                                    ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                              -------------------------------       -------------------------------
                                                  2000               1999               2000               1999
                                              ------------       ------------       ------------       ------------
REVENUE:
--------
Net product revenue                           $      5,320       $      4,475       $     11,046       $     12,901
Professional Services Organization (PSO)
  and maintenance revenue                            1,652              1,628              4,733              3,927
Other revenue                                          118               --                  118               --
Revenue - Meeting Maker, Inc. (MMI)                   --                2,181              3,405              5,705
                                              ------------       ------------       ------------       ------------
       TOTAL REVENUE                                 7,090              8,284             19,302             22,533
                                              ------------       ------------       ------------       ------------

OPERATING EXPENSES:
-------------------
Cost of revenue                                      1,308              1,935              3,056              3,958
Cost of revenue - MMI                                 --                  143                 75                494
Sales and marketing                                  3,444              2,692              9,084              8,985
Research and development                             2,565              2,204              7,499              6,416
General and administrative                           1,087              1,046              4,097              3,151
MMI - operating expenses                              --                  564              2,159              2,025
                                              ------------       ------------       ------------       ------------
       LOSS FROM OPERATIONS                         (1,314)              (300)            (6,668)            (2,496)
                                              ------------       ------------       ------------       ------------
Interest income, net                                    93                  6                423                126
Other income (expense)                                   8                 13                (16)               216
Gain on sale of assets to MMI                          458               --                  458               --
                                              ------------       ------------       ------------       ------------
       LOSS BEFORE ALLOCATION TO MMI
       AND PROVISION FOR INCOME TAXES                 (755)              (281)            (5,803)            (2,154)
                                              ------------       ------------       ------------       ------------

Allocation to MMI                                     --                 --               (1,171)              --
                                              ------------       ------------       ------------       ------------
       LOSS BEFORE PROVISION FOR
       INCOME TAXES                                   (755)              (281)            (6,974)            (2,154)
                                              ------------       ------------       ------------       ------------
Provision for income taxes                            --                 --                 --                 --
                                              ------------       ------------       ------------       ------------
       NET LOSS                               $       (755)      $       (281)      $     (6,974)      $     (2,154)
                                              ============       ============       ============       ============
Basic net loss per share                      $      (0.05)      $      (0.02)      $      (0.49)      $      (0.17)
                                              ============       ============       ============       ============
Diluted net loss per share                    $      (0.05)      $      (0.02)      $      (0.49)      $      (0.17)
                                              ============       ============       ============       ============
Basic shares used in
  per share calculation                         14,205,816         12,524,788         14,108,122         12,479,809
                                              ============       ============       ============       ============
Diluted shares used in
  per share calculation                         14,205,816         12,524,788         14,108,122         12,479,809
                                              ============       ============       ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                       NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                                  2000             1999
                                                               ----------       ----------
Cash Flows from Operating Activities:
   Net loss                                                    $   (6,974)      $   (2,154)
Adjustments to reconcile net loss to net cash used in
   operating activities -
   Non-cash compensation expense relating to stock
      options and warrants                                            580             --
   Depreciation and amortization                                      531            1,306
   Gain on sale of assets to MMI                                     (458)            --
   Changes in assets and liabilities:
      Accounts receivable                                             253           (1,139)
      Inventories                                                     (35)             (11)
      Prepaid expenses and other current assets                      (172)            (421)
      Accounts payable                                             (2,277)            (427)
      Accrued expenses                                                165             (156)
      Due to Meeting Maker, Inc.                                       98             --
      Deferred revenue                                                609            1,618
                                                               ----------       ----------
          Net cash used in operating activities                    (7,680)          (1,384)
                                                               ----------       ----------

Cash Flows From Investing Activities:
   Decrease in other assets and deposits                               18             --
   Purchase of property and equipment                                (486)            (463)
                                                               ----------       ----------
          Net cash used in investing activities                      (468)            (463)
                                                               ----------       ----------

Cash Flows From Financing Activities:
   Exercise of stock options                                          644              120
   Stock purchased through Employee Stock Purchase Plan                95              143
   Principal repayments on obligation under capital lease            --                (10)
                                                               ----------       ----------
          Net cash provided by financing activities                   739              253
                                                               ----------       ----------

Net effect of exchange rates on cash & cash equivalents               780              241
Net decrease in cash and cash equivalents                          (6,629)          (1,353)
Cash and cash equivalents, beginning of period                     16,941            8,001
                                                               ----------       ----------
Cash and cash equivalents, end of period                       $   10,312       $    6,648
                                                               ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for -
          Interest paid                                        $        1       $       18
                                                               ==========       ==========
          Income taxes paid                                    $     --         $     --
                                                               ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q, September 30, 2000
                      (in thousands, except per share data)
                                   (unaudited)

1.   Interim Financial Statements
     ----------------------------

     The accompanying unaudited condensed consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") (except for the balance sheet information as of December 31, 1999) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of September 30, 2000 and December 31, 1999, and results of operations for the three and nine months ended September 30, 2000 and September 30, 1999. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

2.   Net Loss per Share
     ------------------

     The Company calculates net loss per share in accordance with Statement of Financial Accounting Standards No. 128 "SFAS 128", EARNINGS PER SHARE. Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. For the three and nine months ended September 30, 2000 and 1999, respectively, stock options and warrants have been excluded from the diluted weighted average shares outstanding calculation, as their effect would be anti-dilutive.

Basic and diluted net loss per share as required by SFAS 128, are as follows:

                                                      Three Months                   Nine Months
                                                   Ended September 30,           Ended September 30,
                                                 -----------------------       -----------------------
                                                   2000           1999           2000           1999
                                                 --------       --------       --------       --------
Net loss                                         $   (755)      $   (281)      $ (6,974)      $ (2,154)

Basic weighted average shares outstanding          14,206         12,525         14,108         12,480
Weighted average common equivalent shares            --             --             --             --
                                                 --------       --------       --------       --------
Diluted weighted average shares outstanding        14,206         12,525         14,108         12,480
                                                 ========       ========       ========       ========

Basic net loss per share                         $  (0.05)      $  (0.02)      $  (0.49)      $  (0.17)
                                                 ========       ========       ========       ========
Diluted net loss per share                       $  (0.05)      $  (0.02)      $  (0.49)      $  (0.17)
                                                 ========       ========       ========       ========

Anti-dilutive securities, that were not
included in the above table are as follows:

Stock options and warrants                          2,740            952          2,397          1,110
                                                 ========       ========       ========       ========

3.   Reporting Comprehensive Income
     ------------------------------

     The Company adopted SFAS 130, "REPORTING COMPREHENSIVE INCOME", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended September 30, 2000 and September 30, 1999, comprehensive loss would be $83 higher and $22 higher, respectively, than reported net loss, due to foreign currency translation adjustments. If presented on the statement of operations for the nine months ended September 30, 2000 and September 30, 1999, comprehensive loss would be $346 higher and $34 lower, respectively, than reported net loss, due to foreign currency translation adjustments.

4.   Segment Reporting
     -----------------

     Prior to June 30, 2000, the Company had two reportable segments: Desktop Management and Groupware. Management had organized the segments based on differences in products and services because each segment required different technology and marketing strategies. The Desktop Management segment included the ON Command CCM product line, which developed, marketed and supported enterprise desktop management products. The Groupware segment developed, marketed and supported real-time group scheduling products. Since June 30, 2000 the Company has not included information with respect to the Groupware segment. See Note 5 for a discussion of the disposition of the Groupware segment.

     The Company evaluates segment performance based on gross margin from operations and does not capture segment net income (loss) or segment assets.

The following table illustrates segment operating data for the three and nine months ended September 30, 2000 and 1999, respectively.

    THREE MONTHS ENDED,
      SEPTEMBER 30,              DESKTOP
          2000                  MANAGEMENT    GROUPWARE        TOTAL
                                 --------      --------      --------
Net Product Revenue              $  5,320      $   --        $  5,320
PSO and Maintenance Revenue         1,652          --           1,652
Other Revenue                         118          --             118
                                 --------      --------      --------
Total Revenue                       7,090          --           7,090
Cost of Revenue                     1,308          --           1,308
                                 --------      --------      --------
Gross Margin                     $  5,782      $   --        $  5,782



          1999

Net Product Revenue              $  4,475      $  1,654      $  6,129
PSO and Maintenance Revenue         1,628           527         2,155
                                 --------      --------      --------
Total Revenue                       6,103         2,181         8,284
Cost of Revenue                     1,935           143         2,078
                                 --------      --------      --------
Gross Margin                     $  4,168      $  2,038      $  6,206

    NINE MONTHS ENDED,
      SEPTEMBER 30,
          2000
Net Product Revenue              $ 11,046      $  2,227      $ 13,273
PSO and Maintenance Revenue         4,733         1,178         5,911
Other Revenue                         118          --             118
                                 --------      --------      --------
Total Revenue                      15,897         3,405        19,302
Cost of Revenue                     3,056            75         3,131
                                 --------      --------      --------
Gross Margin                     $ 12,841      $  3,330      $ 16,171


          1999
Net Product Revenue              $ 12,901      $  4,312      $ 17,213
PSO and Maintenance Revenue         3,927         1,393         5,320
                                 --------      --------      --------
Total Revenue                      16,828         5,705        22,533
Cost of Revenue                     3,958           494         4,452
                                 --------      --------      --------
Gross Margin                     $ 12,870      $  5,211      $ 18,081


5.   Disposition of Meeting Maker Business
     -------------------------------------

     On January 3, 2000, the Company signed an asset purchase agreement with a newly organized privately held company named Meeting Maker, Inc. (MMI) to sell the Company's Groupware business (Meeting Maker) subject to the approval of the Company's stockholders and certain other conditions. Under the asset purchase agreement, the Company agreed to sell to Meeting Maker, Inc. the Company's Groupware business (Meeting Maker), including all of the Company's interest in our real-time group scheduling software (Meeting Maker product), for a purchase price of $1,000,000 plus MMI's assumption of approximately $900,000 in liabilities. The Company also agreed to guarantee the receipt of $600,000 of accounts receivable relating to the Meeting Maker business. In connection with the sale, the Company would also receive a warrant, which entitled the Company to purchase up to 4.9% of the outstanding common stock of MMI. In connection with the asset purchase agreement, the Company entered into a management agreement, also dated January 3, 2000, in which the Company transferred effective control of the Groupware business (Meeting Maker) to MMI. ON had no risk of ownership related to the operating results from the Groupware business since January 3, 2000 and has allocated 100% of the net income (loss) to MMI for the period January 3, 2000 to June 30, 2000. The Company did not receive the required number of shareholder votes to approve the Meeting Maker transaction at the May 26, 2000 Special Meeting of Shareholders.

     As a result, the Company entered into a license agreement with Meeting Maker, Inc. effective as of June 30, 2000 which, among other things, terminated the previously negotiated sale arrangement and provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code). The Company receives quarterly royalty payments, subject to certain minimums, from MMI in connection with the exclusive license. At any time during the license period, MMI has the ability to exercise a buyout option for the remaining minimum payments plus an additional fee. The Company is recognizing the royalty fees as paid ($118,000 during the quarter ended September 30, 2000) in other revenue.

     Additionally, the license agreement provided for the sale of certain assets and the assumption of certain liabilities related to the Meeting Maker business. As a result, the Company recognized a gain of $458,000, net of related deal costs, in the quarter ended September 30, 2000

6.   Line of Credit
     --------------

     At March 31, 2000, the Company was out of compliance with certain covenants under its line of credit agreement with a commercial bank. Subsequent to March 31, 2000, the bank informed the Company that the bank would not issue a waiver of non-compliance with respect to the covenant violations and therefore, has terminated the line of credit agreement. At September 30,2000, the Company has two outstanding letters of credit totaling approximately $2 million. Due to the termination of the line of credit agreement, the Company agreed to maintain minimum cash balances with a new commercial bank to secure the outstanding letters of credit. The Company is currently in negotiations with this new financial institution to transfer its banking relationship and obtain a new line of credit.


7.   Reclassifications
     -----------------

     Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations
                          FORM 10-Q, September 30, 2000
                                   (unaudited)
OVERVIEW

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

     On December 30, 1999, the Company closed a $12 million private placement of common stock and warrants to two institutional investors. Each investor purchased 514,837 shares of common stock at a price of $11.65 per share and received warrants to purchase 257,419 shares of common stock at an exercise price of $15.15 per share. The number of shares of common stock issuable upon exercise of these warrants and the exercise price for such warrants is subject to adjustment in the event that the average closing bid price per share of common stock for the fifteen trading days preceding December 29, 2000 is below $15.15 per share. The investors also received additional warrants exercisable upon the occurrence of certain specified events.

     On January 3, 2000 the Company signed an asset purchase agreement with a newly-organized privately-held company named Meeting Maker, Inc. (MMI) to sell the Company's Groupware business (Meeting Maker) subject to the approval of the Company's stockholders and certain other conditions. Under the asset purchase agreement, the Company agreed to sell to Meeting Maker, Inc. the Company's Groupware business (Meeting Maker), including all of the Company's interest in its real-time group scheduling software (Meeting Maker product), for a purchase price of $1,000,000 plus MMI's assumption of approximately $900,000 in liabilities. The Company also agreed to guarantee the receipt of $600,000 of accounts receivable relating to the Meeting Maker business. In connection with the sale, the Company would also receive a warrant, which entitled the Company to purchase up to 4.9% of the outstanding common stock of MMI. In connection with the asset purchase agreement, the Company entered into a management agreement, also dated January 3, 2000, in which the Company transferred effective control of the Groupware business (Meeting Maker) to MMI. ON had no risk of ownership related to the operating results from the Groupware business since January 3, 2000 and has allocated 100% of the net income (loss) to MMI for the period January 3, 2000 to June 30, 2000. The Company did not receive the required number of shareholder votes to approve the Meeting Maker transaction at the May 26, 2000 Special Meeting of Shareholders.

     As a result, the Company entered into a license agreement with Meeting Maker, Inc. effective as of June 30, 2000 which, among other things, terminated the previously negotiated sale arrangement and provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code). The Company receives quarterly royalty payments, subject to certain minumums, from MMI in connection with the exclusive license. At any time during the license period, MMI has the ability to exercise a buyout option for the remaining minimum payments plus an additional fee. The Company is recognizing the royalty fees as paid ($118,000 during the quarter ended September 30, 2000) in other revenue.

     Additionally, the license agreement provided for the sale of certain assets and the assumption of certain liabilities related to the Meeting Maker business. As a result, the Company recognized a gain of $458,000, net of related deal costs, in the quarter ended September 30, 2000.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                       -----------------------       -----------------------
                                     SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                         2000           1999           2000           1999
                                       --------       --------       --------       --------
Revenue:
     Net product revenue                  75.0%          54.0%          57.2%          57.3%
     PSO and maintenance revenue          23.3%          19.7%          24.5%          17.4%
     Other revenue                         1.7%             --           0.6%             --
     Revenue - MMI                           --          26.3%          17.7%          25.3%
                                       --------       --------       --------       --------
         Total revenue                   100.0%         100.0%         100.0%         100.0%
                                       --------       --------       --------       --------
Operating expenses:
     Cost of revenue                      18.4%          23.4%          15.8%          17.5%
     Cost of revenue - MMI                   --           1.7%           0.4%           2.2%
     Sales and marketing                  48.6%          32.5%          47.0%          39.9%
     Research and development             36.2%          26.6%          38.9%          28.5%
     General and administrative           15.3%          12.6%          21.2%          14.0%
     MMI Operating Expense                   --           6.8%          11.2%           9.0%
                                       --------       --------       --------       --------
Loss from operations                     (18.5)%         (3.6)%        (34.5)%        (11.1)%
Interest income, net                       1.3%           0.1%           2.2%           0.5%
Other income (expense)                     0.1%           0.1%          (0.1)%          1.0%
Gain on sale of assets to MMI              6.5%             --           2.4%             --
                                       --------       --------       --------       --------
Loss before allocation to MMI
   and provision for income taxes        (10.6)%         (3.4)%        (30.0)%         (9.6)%
                                       --------       --------       --------       --------
Allocation to MMI                            --             --          (6.1)%            --
                                       --------       --------       --------       --------
Loss before provision for income taxes   (10.6)%         (3.4)%        (36.1)%         (9.6)%
                                       --------       --------       --------       --------
Provision for income taxes                   --             --             --             --
                                       --------       --------       --------       --------
     Net loss                            (10.6)%         (3.4)%        (36.1)%         (9.6)%
                                       ========       ========       ========       ========

     NET PRODUCT REVENUE. The Company's net product revenue is derived primarily from the licensing of ON Command CCM software products and the sale of related hardware. For the three and nine months ended September 30, net product revenue increased $845 thousand (18.9%) and decreased $1.9 million (14.4%), respectively, from 1999 to 2000. The change in revenues associated with the Company's Desktop Management software business was primarily due to a large third quarter order coupled with a slow first six months as the Company increased its emphasis in attracting larger enterprise customers, computer OEMs, service providers and value added resellers. The first six months of 2000 were also impacted by a general slowdown in the enterprise software marketplace.

     PSO AND MAINTENANCE REVENUE. The Company's PSO and maintenance revenue primarily consists of maintenance, training and professional services revenue associated with the ON Command CCM products. For the three and nine months ended September 30, other revenue increased $24 thousand (1.5%) and $806 thousand (20.5%), respectively, from 1999 to 2000. The increase is attributed to new and renewal maintenance sales and professional service fees associated with the sales of the Company's desktop management software business.

     REVENUE - MMI. The Meeting Maker revenue is derived primarily from the licensing of the Meeting Maker software product and the associated maintenance revenue. For the three and nine months ended September 30, revenue attributable to the Meeting Maker business decreased $2.1 million (100%) and $2.3 million (40.3%), respectively, from 1999 to 2000. The significant decrease is due to the aforementioned license agreement with Meeting Maker, Inc, which was effective June 30, 2000.

     OTHER REVENUE. For the three months ended September 30, 2000, other revenue of $118 thousand related to the minimum royalties due under the MMI license agreement.

     COST OF REVENUE. Cost of revenue primarily consists of expenses associated with product documentation, production, fulfillment and professional services costs and royalty fees associated with products that are licensed from third party developers. In addition, cost of revenue includes the amortization of purchased intangibles. For the three and nine months ended September 30, cost of revenue decreased $627 thousand (32.4%) and $902 thousand (22.8%), respectively, from 1999 to 2000. This decrease is primarily attributable to lower European hardware revenue and the completion of the intangible amortization during the first three months of 2000.

     COST OF REVENUE - MMI. Cost of revenue - MMI primarily consists of expenses associated with product documentation, production and fulfillment costs related to the Meeting Maker product. For the three and nine months ended September 30, cost of revenue decreased $143 thousand (100.0%) and $419 thousand (84.8%), respectively, from 1999 to 2000. This decrease was primarily the result of the aforementioned license agreement and prior efforts to reduce product production costs related to the Meeting Maker product.

     SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation and benefits paid to sales and marketing personnel. Sales and marketing expense also includes the costs associated with public relations, trade shows and conferences, and the telephone and information technology costs associated with sales activities. For the three and nine months ended September 30, sales and marketing expenses increased $752 thousand (27.9%) and $99 thousand (1.1%), respectively, from 1999 to 2000. The increase is due primarily to increased commissions in the third quarter, as a result of increased sales, and new marketing initiatives. The year-to-date increase is more modest due to reduced revenues during the first six months of 2000.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and the provision of pre-sales technical support. For the three and nine months ended September 30, research and development expense increased $361 thousand (16.4%) and $1.1 million (16.9%), respectively, from 1999 to 2000. The increase is primarily due to additional investments, both human and mechanical, in the Company's desktop management software business. The Company plans to continue to make significant investments in research and development related to the Company's desktop management software business

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation, executive support costs, accounting operations, planning, and business development operations. For the three and nine months ended September 30, general and administrative expense increased $41 thousand (3.9%) and $946 thousand (30.0%), respectively, from 1999 to 2000. The increase is primarily due to non-cash compensation charges totaling approximately $32 thousand and $485 thousand for the three and nine months ended September 30, 2000, respectively. Increased consulting and legal fees were also recorded in the first nine months of 2000.

     MMI OPERATING EXPENSE. MMI operating expense includes sales and marketing, research and development and general and administrative expenses as defined above, directly associated with the Meeting Maker product. For the three and nine months ended September 30, MMI operating expense decreased $564 thousand (100.0%) and increased $134 thousand (6.6%), respectively, from 1999 to 2000. The change is primarily due to the aforementioned license agreement and new operational investments made by Meeting Maker, Inc. into the Meeting Maker business, including additional personnel.

     INTEREST INCOME, NET. Interest income consists primarily of interest income earned on cash and cash equivalents. For the three and nine months ended September 30, interest income increased $87 thousand and $297 thousand (236.0%), respectively, from 1999 to 2000. The increase is due primarily to a higher cash balance available for investment as a result of additional funds received in December 1999 from the Company's private placement.

     OTHER INCOME(expense). Other income for the three and nine months ended September 30, 1999 of $13 thousand and $216 thousand resulted primarily from an insurance receivable. Other income (expense) of $8 thousand and $(16) thousand, respectively, for the three and nine months ended September 30, 2000 resulted principally from the impact of foreign exchange.

     GAIN ON THE SALE OF ASSETS TO MMI. For the three and nine months ended September 30, 2000, the gain on the sale of assets to MMI was $458 thousand. This gain resulted from the aforementioned license agreement with Meeting Maker, Inc. and the related assumption of certain liabilities by Meeting Maker, Inc. less legal and consulting costs associated with the transaction.

     ALLOCATION TO MMI. Under the terms of the asset purchase agreement, as amended, which is described above, the Company will continue to reflect the financial position and results of operations of Meeting Maker, Inc. in the Balance Sheet and Statement of Operations. In addition, as a result of the management agreement with Meeting Maker, Inc., 100% of the net income (loss) from January 3, 2000 through June 30, 2000 has been allocated to Meeting Maker, Inc.

     INCOME TAXES. There were no tax provisions for the three and nine months ended September 30, 1999 and 2000 due to an operating loss during each period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through private and public placements of capital stock and the net proceeds received from the sale of the Company's Network Security and Management business to Elron in 1998. At September 30, 1999 and 2000, the Company had available cash and cash equivalents of $6.6 million and $10.3 million, respectively. As of September 30, 2000, the Company has a $1.0 million letter of credit guarantee outstanding for a subsidiary against a line of credit with a foreign bank and a $1.0 million letter of credit guarantee outstanding securing the lease for the Company's Waltham facility. On March 31, 2000, the Company was out of compliance with certain covenants under its line of credit agreement with a commercial bank. Subsequent to March 31, 2000, the bank informed the Company that they would not issue a waiver of non-compliance with respect to the covenant violations and therefore, has terminated the line of credit agreement. The Company has two outstanding letters of credit totaling approximately $2 million. Due to the termination of the line of credit agreement, the Company agreed to maintain minimum cash balances with a new commercial bank to secure the outstanding letters of credit. The Company is currently in negotiations with this financial institution to transfer its banking relationship and obtain a new line of credit agreement.

     Net cash used in operating activities for the nine months ended September 30, 1999 and September 30, 2000, was $1.4 million and $7.7 million, respectively. For the nine months ended September 30, 1999, net cash used in operating activities consisted primarily of a net loss of $2.2 million coupled with a net change in operating assets and liabilities of $(2.2) million offset by depreciation and amortization $1.3 million and an increase in deferred revenue of $1.6 million. For the nine months ended September 30, 2000, net cash used in operating activities consisted primarily of a net loss of $7.0 million which was offset with a net change in operating assets and liabilities of $(2.0) million, depreciation and amortization charges of $531 thousand, amortization of deferred compensation charges of $580 thousand, a gain on the disposal of certain assets to Meeting Maker, Inc. of $(458) thousand, and $609 thousand in deferred revenue.

     For the nine months ended September 30, 1999, cash used in investing activities consisted of the purchases of property and equipment of $463 thousand. For the nine months ended September 30, 2000, cash used in investing activities consisted of the purchases of property and equipment of $486 thousand and a decrease in deposits of $18 thousand.

     Net cash provided by financing activities for the nine months ended September 30, 1999 and September 30, 2000 was $253 thousand and $739 thousand, respectively. For the nine months ended September 30, 1999 cash provided by financing activities consisted of the exercises of stock options and stock purchases through the ESPP of $263 thousand offset by the remaining principal repayments on obligations under capital lease of $10 thousand. For the nine months ended September 30, 2000, cash provided by financing activities consisted of exercises of stock options of $644 thousand and stock purchases through the ESPP of $95 thousand.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     SOME STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT HISTORICAL STATEMENTS (INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING ESTIMATES OF FUTURE REVENUES, OPERATING EXPENSE LEVELS AND SUCH OPERATING EXPENSE LEVELS RELATIVE TO THE COMPANY'S TOTAL REVENUES) CONSTITUTE FORWARD-LOOKING STATEMENTS UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FOLLOWING RISK FACTORS, AMONG OTHER FACTORS (INCLUDING THE ACCURACY OF THE COMPANY'S INTERNAL ESTIMATES OF REVENUE AND OPERATING EXPENSE LEVEL AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION), MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS STATED IN SUCH FORWARD-LOOKING STATEMENTS.

THE GRANT OF THE LICENSE FOR THE MEETING MAKER SOFTWARE TO MEETING MAKER, INC. WILL ELIMINATE A HISTORICALLY SIGNIFICANT SOURCE OF THE COMPANY'S CASH FLOW AND MAY RESULT IN CASH FLOW DEFICITS.

     For the fiscal years ended December 31, 1998 and 1999, respectively, Meeting Maker produced approximately $7,530,000 and $7,361,000 in revenues, $3,882,000 and $4,304,000 in operating profits, and significant cash flow. For the nine months ended September 30, 1999 and 2000, respectively, Meeting Maker produced approximately $5,705,000 and $3,405,000 in revenues and approximately $3,186,000 and $1,171,000 in operating profits, and significant cash flow. These results positively impacted the Company's overall financial performance. In addition, the cash flow generated by the Meeting Maker business was available to support the activities of the CCM business, which, historically, has been unprofitable and had negative cash flow. For the fiscal years ended December 31, 1998 and December 31, 1999, respectively, the remaining businesses had operating losses of approximately $4,415,000 and $6,672,000, producing significant negative cash flow. For the nine months ended September 30, 1999 and 2000, respectively, the remaining businesses had operating losses of approximately $5,682,000 and $7,839,000, producing significant negative cash flow. Management believes that, in the absence of substantial investment, for fiscal 2000 and thereafter Meeting Maker's operating profits and positive cash flow would substantially diminish, if not disappear in their entirety. In contrast, management believes that the CCM business will achieve operating profits and positive cash flow at some time during fiscal 2001 and beyond. These expectations form the basis of management's decision to divest the Meeting Maker business by means of an exclusive license to such software to Meeting Maker, Inc. If these expectations turn out to be incorrect, especially insofar as CCM is concerned, the Company may experience substantial cash flow deficits.

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

     For the twelve months ended December 31, 1998, one customer accounted for $3.5 million, or 18% of net revenue. For the twelve months ended December 31, 1999, two customers accounted for $7.6 million, or 24.5% of net revenue. For the nine months ended September 30, 1999, two customers accounted for $7.4 million, or 32.8% of net revenue. For the nine months ended September 30, 2000, two customers accounted for $4.9 million, or 25.2% of net revenue. It is possible that the Company's change in marketing strategy will result in other customers accounting for more than 10% of the Company's net revenues.

WE WILL NEED TO EXPAND OUR DISTRIBUTION CHANNELS IN ORDER TO DEVELOP OUR BUSINESS AND INCREASE REVENUE

     We sell our products through our direct sales force and a limited number of distributors, and we provide maintenance and support services through our technical and customer support staff. We plan to continue to invest large amounts of resources in our direct sales force, particularly in North America. In addition, we are developing additional sales and marketing channels through value added resellers, system integrators, original equipment manufacturers and other channel partners. We may not be able to attract channel partners that will be able to market our products effectively, or that will be qualified to provide timely and cost-effective customer support and service. If we establish distribution through such indirect channels, our agreements with channel partners may not be exclusive. As a result, such channel partners may also carry competing product lines. If we do not establish and maintain such distribution relationships, this could materially adversely affect our business, operating results and financial condition.

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

     As a result of rapid technological change in our industry, product advances can rapidly erode our position in existing markets or other markets that we may enter. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. Our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments.

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

     We have experienced product development delays in the past and may experience delays in the future. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products. Any such new or improved products may not achieve market acceptance. Our current or future products may not conform to industry requirements. If, for technological or other reasons, we are unable to develop and introduce new and improved products in a timely manner, our business, operating results and financial condition could be adversely affected.

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

IN THE FUTURE, INCLUSION OF FUNCTIONS PROVIDED BY CCM IN SYSTEM SOFTWARE AND APPLICATION SUITES MAY AFFECT OUR COMPETITIVE POSITION

     In the future, vendors of operating system software and applications sold for a single price (generally referred to as application suites) may continue to enhance their products to include functions that are currently provided by CCM. In addition, some vendors may bundle these products in their existing application suites at no additional charge. The widespread inclusion of the functions provided by our products as standard features of operating system software could render our products obsolete and unmarketable particularly if the quality of such functions were comparable to the functions offered by our products. Furthermore, even if the software functions provided as standard features by operating systems are more limited than those of our products, there is no assurance that a significant number of customers would not elect to accept such functions instead of purchasing additional software. If ON were unable to develop new CCM software products to further enhance operating systems and to successfully replace any obsolete products, our business, financial condition, prospects and results of operations would be materially and adversely affected.

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

     Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources than ON has. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products than we can. We may not be able to compete successfully against current and future competitors. In addition, competitive pressures faced by ON may materially adversely affect our business, operating results and financial condition.

NEW COMPETITORS AND ALLIANCES AMONG EXISTING COMPETITORS COULD IMPAIR OUR ABILITY TO RETAIN AND EXPAND OUR MARKET SHARE

     Because competitors can easily penetrate the software market, we anticipate additional competition from other established and new companies as the market for enterprise desktop management applications develops. In addition, current and potential competitors have established, or may in the future establish, cooperative relationships among themselves or with third parties. Large software companies may acquire or establish alliances with our smaller competitors. We expect that the software industry will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

SYSTEM MANAGEMENT COMPANIES MAY ACQUIRE ENTERPRISE DESKTOP MANAGEMENT PROVIDERS AND CLOSE THEIR SYSTEMS TO OUR PRODUCTS, WHICH COULD HURT OUR ABILITY TO SELL OUR PRODUCTS

     Our ability to sell our products depends in part on their compatibility with and support by providers of system management products, including Tivoli, Computer Associates and Hewlett-Packard. Both Tivoli and Hewlett-Packard have recently acquired providers of help desk software products. These providers of system management products may decide to close their systems to competing vendors like us. They may also decide to bundle their infrastructure management and/or help-desk software products with other products for enterprise licenses for promotional purposes or as part of a long-term pricing strategy. If that were to happen, our ability to sell our products could be adversely affected. Increased competition may result from acquisitions of help desk and other infrastructure management software vendors by system management companies. The results of increased competition, including price reductions of our products, reduced gross margins, and reduction of market share, could materially adversely affect our business, operating results and financial condition.

DUE TO THE TECHNOLOGICAL CHALLENGES ASSOCIATED WITH CCM, WE MAY NOT HAVE THE FINANCIAL RESOURCES NECESSARY TO CONDUCT THE BUSINESS AS PRESENTLY CONTEMPLATED

     Our product development, marketing and sales costs for the CCM products are approximately $1,000,000 to $2,000,000 per month. We believe that we have enough cash from operations to fund these costs through December 31, 2000. There can be no assurance that our estimate of the marketing, sales and product development costs of the CCM products is correct, or that these costs will not exceed our available financial resources, or that we will be locate additional sources of financing, if and when needed.

OUR INCREASING RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

     In fiscal 1999, total revenue from international licenses (license revenue from outside the United States) represented approximately 54% of our total revenue. For the fiscal year 2000 and thereafter, especially in light of the Meeting Maker license agreement, we expect that international revenue may constitute a significantly greater portion of our total revenue. In the nine months ended September 30, 1999 and 2000, total revenues from international licenses represented approximately 54% and 63%, respectively of our total CCM product revenue. Accordingly, a greater percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a materially adverse effect on our future international license revenue.

     Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe, Latin America and the Pacific Rim. Accordingly, we intend to expand our current international operations and enter additional international markets. Such expansion will require significant management attention and financial resources. We have only limited experience in developing local-language versions of our products and marketing and distributing our products internationally. We may not be able to successfully translate, market, sell and deliver our products internationally. If we are unable to expand our international operations successfully and in a timely manner, our business, operating results and financial condition could be adversely affected.

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

     On January 1, 1999, certain member states of the European Economic Community (the EEC) fixed their respective currencies to a new currency, the euro. On that date, the euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states will be conducted in both the existing national currencies, such as the French franc or Deutsche mark, and the euro. Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the euro. We are still assessing the impact that the euro will have on our internal systems and our products. We will take corrective actions based on the results of such assessment. We have not yet determined the costs related to this problem. Issues related to the introduction of the euro may materially adversely affect our business, operating results and financial condition.

WE HAVE A HISTORY OF LOSSES, WE CANNOT PREDICT OUR FUTURE OPERATING RESULTS AND WE CANNOT ASSURE OUR CONTINUED PROFITABILITY

     Through September 30, 2000, we have recorded cumulative net losses of approximately $64.7 million. In addition, our products and marketing strategy have changed substantially since the mid-1990s. We have acquired, developed and disposed of a significant number of products in the last five years. As a result, prediction of our future operating results is difficult, if not impossible. There can be no assurance that we will become or remain profitable on a quarterly or annual basis. In addition, we do not believe that the growth in revenues we have experienced in recent years is necessarily indicative of future revenue growth or future operating results.

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

o the timing and significance of new software product announcements or releases by ON or our competitors; changes in our pricing policies or that of our competitors;

o changes in our business strategies; budgeting cycles of our potential customers;

o    changes in the mix of software products and services sold;

o reliance by ON on indirect sales forces like systems integrators and channels;

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

OUR SALES CYCLE IS LONG AND UNPREDICTABLE, AND POTENTIAL DELAYS IN THE CYCLE MAKE OUR REVENUES SUSCEPTIBLE TO FLUCTUATIONS

     The licensing of our software generally requires us to engage in a sales cycle that typically takes approximately four to nine months to complete. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size of the transaction and the level of competition that we encounter in our selling activities. During the sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have a material adverse effect on our business, operating results and financial condition.

SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS MAY AFFECT OUR QUARTERLY OPERATING RESULTS

     Our business has experienced, and is expected to continue to experience, seasonality. Our revenues and operating results in our December quarter typically benefit from purchase decisions made by the large concentration of customers with calendar year-end budgeting requirements, and from the efforts of our sales force to meet fiscal year-end sales quotas. In addition, we are currently attempting to expand our presence in international markets, including Europe. International revenues comprise a significant percentage of our total revenues, and we may experience additional variability in demand associated with seasonal buying patterns in such foreign markets.

FUTURE ACQUISITIONS MAY PRESENT RISKS WHICH COULD ADVERSELY AFFECT OUR BUSINESS

     In the future, ON may make acquisitions of, or large investments in, other businesses that offer products, services and technologies that further our goal of providing enterprise desktop management software solutions to businesses or which complement our current business. Any future acquisitions or investments that we may complete present risks commonly encountered with these types of transactions. The following are examples of such risks:

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

     The risks described above, either individually or in the aggregate, could materially adversely affect our business, operating results and financial condition. Future acquisitions, if any, could provide for consideration to be paid in cash, shares of ON common stock, or a combination of cash and ON common stock.

OUR ABILITY TO MANAGE ANY FUTURE GROWTH WILL AFFECT OUR ABILITY TO ACHIEVE AND MAINTAIN PROFITABILITY

     If we achieve our growth plans, such growth may burden our operating and financial systems. This burden will require large amounts of senior management attention and will require the use of other ON resources. Our ability to compete effectively and to manage future growth (and our future operating results) will depend in part on our ability to implement and expand operational, customer support, and financial control systems and to expand, train, and manage our employees. In particular, in connection with acquisitions, we will be required to integrate additional personnel and to augment or replace existing financial and management systems. Such integration could disrupt our operations and could adversely affect our financial results. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to do so could materially adversely affect our business, operating results and financial condition.

OUR BUSINESS DEPENDS IN LARGE PART UPON THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY, THE LOSS OF WHICH WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS

     Our success is heavily dependent upon our proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets and copyright to establish and protect our proprietary rights in software.

     We use a printed "shrink-wrap" license for users of our products distributed through traditional distribution channels in order to protect our copyrights and trade secrets in those products. Since the licensee does not sign these shrink-wrap licenses, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the license terms, including the terms which seek to protect our proprietary technology. If the printed shrink-wrap licenses prove to be unenforceable, this may have a material adverse effect on our business, financial condition, prospects and results of operations.

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

     We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws provide only limited protection. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our data model and other proprietary information underlying our licensed applications. Such means of protecting our proprietary rights may not be adequate. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while we do not expect software piracy to be a persistent problem, some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources, and could materially adversely affect our business, operating results and financial condition.

THIRD PARTIES COULD ASSERT, FOR COMPETITIVE OR OTHER REASONS, THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, AND SUCH CLAIMS COULD INJURE OUR REPUTATION, CONSUME TIME AND MONEY, AND ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS

     While we are not aware that any of our software product offerings infringe the proprietary rights of third parties, third parties may claim infringement with respect to our current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements may not be available on acceptable terms or at all. As a result, infringement claims could have a material adverse effect on our business, operating results and financial condition.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US

     Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Such limitation of liability provisions may, however, not be effective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims. We may be subject to such claims in the future. A product liability claim could materially adversely affect our business, operating results and financial condition.

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

     To achieve our business objectives, we must be able to recruit and employ skilled technical professionals from other countries. Any future shortage of qualified technical personnel who are either United States citizens or otherwise eligible to work in the United States could increase our reliance on foreign professionals. Many technology companies have already begun to experience shortages of such personnel. Any failure to attract and retain qualified personnel as necessary could materially adversely affect our business and operating results. Foreign computer professionals such as those employed by us typically become eligible for employment in the United States by obtaining a nonimmigrant visa. The number of nonimmigrant visas is limited by federal immigration law. Currently, Congress is considering approving an increase in the number of visas available. We cannot predict whether such legislation will ultimately become law. We also cannot predict what effect any future changes in the federal immigration laws will have on our business, operating results or financial condition.

BECAUSE ON'S OFFICERS AND DIRECTORS OWN A LARGE PORTION OF ON COMMON STOCK, THEY MAY BE ABLE TO CONTROL MOST MATTERS REQUIRING STOCKHOLDER APPROVAL, AND THIS MAY PREVENT OR DISCOURAGE POTENTIAL BIDS TO ACQUIRE ON

     Based on shares outstanding as of March 6, 2000, ON's officers, directors, and entities directly related to such individuals together beneficially own approximately 10.14% of the outstanding shares of ON common stock. As a result, ON's officers and directors may be able to control most matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations, and sales of all or substantially all of the assets of ON. Such concentrated share ownership may prevent or discourage potential bids to acquire ON unless such officers and directors approve the terms of acquisition.

PROVISIONS IN OUR CHARTER DOCUMENTS AND IN DELAWARE LAW MAY DISCOURAGE POTENTIAL ACQUISITION BIDS FOR ON AND PREVENT CHANGES IN OUR MANAGEMENT WHICH OUR STOCKHOLDERS FAVOR

     Certain provisions of ON's charter documents eliminate the right of stockholders to act by written consent without a meeting and specify certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings. Such provisions are intended to increase the likelihood of continuity and stability in the composition of the ON board of directors and in the policies set by the board. These provisions also discourage certain types of transactions that may involve an actual or threatened change of control transaction. These provisions are designed to reduce the vulnerability of ON to an unsolicited acquisition proposal. As a result, these provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. These provisions are also intended to discourage certain tactics that may be used in proxy fights. However, they could have the effect of discouraging others from making tender offers for ON's shares. As a result, these provisions may prevent the market price of ON common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in the management of ON.

     ON's board of directors has the authority to issue up to 2,000,000 shares of preferred stock in one or more series. The board of directors can fix the price, rights, preferences, privileges, and restrictions of such preferred stock without any further vote or action by ON's stockholders. The issuance of preferred stock allows ON to have flexibility in connection with possible acquisitions and other corporate purposes. However, the issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by the ON stockholders. As a result, the market price of the ON common stock and the voting and other rights of the holders of ON common stock may be adversely affected. The issuance of preferred stock may result in the loss of voting control to others. ON has no current plan to issue any shares of preferred stock.

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

     The number of shares of Common Stock of the Company that must be issued upon exercise of the Warrants issued to castle Creek Technology Partners LLC and Marshall Capital Management Inc. is tied to the fluctuating market price of the Company's Common Stock:

o the lower the trading price of the Company's Common Stock on the effective date of the registration statement filed by the Company on Form S-3 (initially filed on January 25, 2000) and the lower the average trading price for the fifteen days preceding December 29, 2000, the greater the number of shares of Common Stock that must be issued and the greater the dilution caused by these securities;

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

FOREIGN CURRENCY RISK. International revenues from the Company's foreign subsidiaries and other foreign sources for the nine months ended September 30, 2000 were approximately 60% of total revenues. International sales are made primarily from the Company's subsidiary in Germany and are denominated in the local currency. Accordingly, the Company's German subsidiary uses the local currency as its functional currency. The Company's international business is subject to risk typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

INVESTMENT RISK. The Company may invest in the future in the equity instruments of privately held companies for business and strategic purposes. However, as of September 30, 2000, the Company holds no such investments. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, September 30, 2000


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

           (b)   Reports on Form 8-K
                 Not Applicable

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, September 30, 2000





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            ON TECHNOLOGY CORPORATION


                                            /s/ Robert L. Doretti
                                            --------------------------------

Date: November 14, 2000                     Name:  Robert L. Doretti
                                            Title: Chairman, President,
                                                   Chief Executive Officer and
                                                   Principal Accounting Officer

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, September 30, 2000


                                INDEX TO EXHIBITS



Exhibit No.       Exhibit Title
-----------       -------------


  27.0            Financial Data Schedule.