Form 10-K
period 2000-12-31
ON TECHNOLOGY CORP
filed 2001-03-28
CIK 925288

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000              Commission file number 0-26376


                            ON TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                        04-3162846
  (State or incorporation)                  (IRS Employer Identification Number)


                          880 Winter Street, Building 4
                          Waltham, Massachusetts 02451
                                 (781) 487-3300
             (Address and telephone of principal executive offices)

                             -----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $12,112,188, as of March 8, 2001.

The number of shares of Common Stock, $0.01 par value, outstanding as of March 8, 2001 was 15,333,334.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from specified portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders scheduled for April 27, 2001.
================================================================================

================================================================================

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. READERS SHOULD PAY PARTICULAR ATTENTION TO THE CONSIDERATIONS DESCRIBED IN THE SECTION OF THIS REPORT ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS." Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

================================================================================

                                     PART I
                                     ------
ITEM 1.  BUSINESS

THE COMPANY

         ON Technology Corporation and its subsidiaries ("ON" or the "Company") provide remote software management solutions for desktops, mobile PCs, handhelds and servers. The Company's principal product, ON Command CCM(TM), or CCM, is used by enterprise IT organizations and service providers to rapidly deliver business-critical software over corporate networks. Our products are designed to reduce operational costs while enhancing both IT productivity and end-user satisfaction.

         During 2000, the Company disposed of its last remaining ancillary product line, Meeting Maker, an enterprise calendaring and scheduling application. In connection with this disposition, the Company entered into a license agreement with Meeting Maker, Inc. ("MMI"), which, among other things, provided to MMI an exclusive worldwide license to market and distribute the Meeting Maker product. Under the license agreement, the Company receives quarterly royalty payments, subject to certain minimums, and MMI has a buyout option after payment of the remaining minimums and an additional fee (see Note 2 to the consolidated financial statements included elsewhere in this Annual Report for a more complete discussion of this transaction).

         The Company was incorporated in Delaware in 1985. Its corporate headquarters is located at 880 Winter Street, Waltham, Massachusetts 02451-1449. The telephone number is 781-487-3300. The Company's European headquarters is located at Enzianstrase 4, 82319 Starnberg, Germany. The telephone number is 49-81-51369-0.

INDUSTRY BACKGROUND

         In many organizations, Information Technology ("IT") is increasingly viewed as a strategic resource rather than simply a support function. At the same time, IT organizations are under increasing pressure to support more PCs with fewer resources as well as deliver a higher quality of service to end-users. For example, reducing PC downtime is a major concern for many organizations because downtime can quickly result in lost revenues or lost customers due to the unavailability of business-critical applications such as Customer Relationship Management (CRM) and Enterprise Resource Planning (ERP) applications. The dynamics of the current business and technology environment are also placing significant demands on IT, such as the need to efficiently service a growing number of mobile users and remote offices, provide centralized support for disparate organizations created via mergers and acquisitions, and rapidly implement enterprise-wide initiatives such as Windows 2000 migrations and upgrades to the latest versions of Lotus Notes or Microsoft Outlook, in order to provide end-users with enhanced performance, security and usability.

         Traditionally, IT tasks such as software installation, configuration and troubleshooting have been handled in a costly and time-consuming manner. In many organizations, this typically involves sending a technician with a CD-ROM drive to a remote location, such as a regional call center or remote branch office. In addition, detailed information about PC and server configurations -- such as network settings, lists of installed software and revisions, and dependencies between installed software packages -- has traditionally been managed in an ad hoc manner, making it difficult and time consuming to troubleshoot and reconfigure PCs and servers in the event of hardware failure, user misconfiguration, or the addition of new software applications.

THE ON SOLUTION

         Our products are designed to reduce operational costs while enhancing both IT productivity and end-user satisfaction. This is accomplished by providing automated procedures for remotely executing software installation and configuration procedures on multiple PCs and servers simultaneously, over corporate networks. In addition, our products allow IT organizations to efficiently manage remote locations and mobile users, track detailed configuration information in management databases, and access management information and functions via intuitive, point-and-click, graphical interfaces. Our products are based on an open, scalable, standards-based, and extensible architecture, providing maximum flexibility and ease-of-use.

         ON Command CCM, our flagship product, is a best-of-breed solution typically used to "push" software across enterprise LANs and WANs to hundreds or thousands of users from centralized servers. A separate add-on module called ON iCommand allows end-users to download and install applications from the convenience of their Web browsers; this "self-service IT" or "end-user pull" approach allows users to install optional software in a controlled manner without requiring direct involvement by IT personnel.

         ON Command CCM's key capabilities include:

         o      ADDRESSES ALL PHASES OF SOFTWARE MANAGEMENT IN SINGLE INTEGRATED
                SYSTEM: ON Command CCM addresses all phases of software management in a single integrated system, including installation and configuration of both operating systems and applications, ongoing updates such as anti-virus files and service packs, BIOS flashes and hard drive formatting, and disaster recovery. For example, CCM is used to install productivity applications such as Office 2000, Lotus Notes, and Internet Explorer, as well as business applications such as Siebel, SAP, and Oracle. CCM is also used to implement enterprise-wide strategic initiatives such as Windows 2000 migrations.

         o      LEVERAGES RELIABILITY OF MANUFACTURER-SUPPLIED INSTALLATION
                PROGRAMS: CCM installs software by remotely executing standard manufacturer-supplied and -supported installation procedures on target PCs and servers. This approach is significantly more reliable than traditional automated approaches because "native" installation procedures typically adapt in real time to installed hardware and software on target devices, as well as to pre-existing network and server configurations. In comparison, traditional "snapshot" approaches are usually less reliable because they blindly copy identical sets of files and configuration changes to all target devices, without leveraging the flexibility and built-in intelligence of native installation programs.

         o SCALABLE ARCHITECTURE: CCM offers powerful grouping capabilities that allow IT organizations to administer groups of PCs and servers as single administrative objects. For example, PCs can belong to one or multiple groups based on hardware manufacturer, physical location, or functional organization. Network scalability is also supported by CCM's ability to perform job scheduling and bandwidth management to minimize network load, and by its use of IP as the underlying protocol for optimum efficiency.

         o ENTERPRISE-CLASS ROBUSTNESS AND EASE-OF-USE: CCM offers a number of capabilities for robust operation in enterprise environments, including automated synchronization of server contents across LANs and WANs, and detailed logging to support automatic restart in case of network or power outages. An intuitive Windows-based graphical user interface is used for monitoring the status of management tasks and administering configuration information. CCM has been designed for rapid implementation, typically measured in weeks or months, especially in comparison to traditional enterprise frameworks, which typically require far longer implementation cycles.

         o      SUPPORT FOR INDUSTRY STANDARDS AND HETEROGENEOUS ENVIRONMENTS:
                CCM supports standard servers (Sun Solaris, Microsoft Windows NT Server, Microsoft Windows 2000 Server), standard clients (Windows 95/98, Windows NT, Windows 2000), standard networks (IP protocol, Ethernet and token-ring connectivity), and manageability standards such as Intel's Wired for Management specification and the Microsoft Management Console (MMC) framework. Handheld devices such as Palm Computing and PocketPC devices are supported via the PC platforms to which they are typically connected for synchronization.

         o OPEN ARCHITECTURE: CCM provides a range of open and published interfaces that allow customers and partners to add value via customized procedures and integration with third-party products.

ADD-ON PRODUCTS

         o ON COMMAND REMOTE is a remote control program for Help Desk professionals and service providers. ON Command Remote allows technicians to view remote screens and operate remote keyboards without leaving their consoles, in order to remotely diagnose problems and reconfigure devices. ON Command Remote is supplied to ON Technology by Funk Software on an OEM basis.

         o CENTENNIAL DISCOVERY is a network inventory program that tells IT organizations which software assets they have, where they are located, how they are configured, and when any changes are made to them. Centennial Discovery is supplied to ON Technology by Centennial UK Limited on a resale basis.

BUSINESS STRATEGY

         The Company believes that the CCM product offers opportunities for long-term growth because it currently has technological advantages over the products offered by the Company's principal competitors. Our objective is to be the leading provider of remote software management and delivery solutions. Key elements of our strategy include:

         o EXPAND DISTRIBUTION CHANNELS: We will continue to expand relationships with indirect channels such as Management Service Providers (MSPs), value-added resellers, and system integrators who can provide value-added services and extend our distribution reach into new markets and geographies. We will also continue to focus on leveraging our existing relationship with Dell Computer, which is currently a key reseller and joint marketing partner for the Company.

         o EXPAND PARTNERSHIPS WITH COMPLEMENTARY SOFTWARE SUPPLIERS: Our best-of-breed solutions are valued by companies with complementary products that require remote software management in order to provide total solutions to their end-users. We will nurture existing relationships and expand into new relationships that provide increased market visibility, additional lead-generation activities, and more complete integrated solutions.

         o FOCUS ON NEW HORIZONTAL AND VERTICAL MARKETS: We believe that the industry-wide transition to Windows 2000 creates a significant business opportunity for the Company, and we intend to focus our marketing and development efforts on capitalizing on this opportunity. We will also explore other key vertical and horizontal markets in which our solutions are particularly well suited.

         o CONTINUE TO STRENGTHEN TECHNOLOGY LEADERSHIP AND EASE-OF-USE: We will continue to strengthen our technology leadership position by enhancing both enterprise product functionality and ease-of-use.

SALES AND MARKETING

         The Company's enterprise sales effort focuses on key accounts with larger companies where the opportunity exists for volume sales and long-term, repeat business. Through the enterprise sales program, the Company is building relationships in which its knowledge of the customer's needs translates into purchasing advantages and maximized support. Regular visits to the customer's site provide the Company's sales representatives with valuable feedback for technology development, future upgrades and service enhancements. The Company has established direct sales and support offices in Waltham, Massachusetts; New York, New York; McLean, Virginia; London, England; Berlin, Germany; Hamburg, Germany; Dusseldorf, Germany; and Munich, Germany. Our direct sales organization is complemented by an indirect sales channel that includes regional resellers as well as system integrators such as Unisys, IBM Global Services, Siemens, and Sun Microsystems GmbH.

CUSTOMERS

         The Company markets its products primarily to large- and medium-size corporate, government and institutional customers. During the year ended December 31, 2000, two customers accounted for $6.3 million of On Command CCM revenue or 24.0% of total revenues. During the year ended December 31, 1999, two customers accounted for $7.4 million, or 24.0% of total revenue. During the year ended December 31, 1998, one customer accounted for $3.5 million, or 17.5% of total revenue.

CUSTOMER SUPPORT, TRAINING AND PROFESSIONAL SERVICES

         The Company employs professional technical support staff in Starnberg, Germany and Waltham, Massachusetts to support CCM customers via telephone hotline, electronic mail and on-site visits. The Company also conducts training classes, which are available either at the Company's headquarters or at the customer's facility.

RESEARCH AND DEVELOPMENT

         Our research and development organization is responsible for the design, development, release and ongoing maintenance and support of our products. The organization currently includes approximately 84 employees with 48 employees in software development, quality assurance, documentation, and project management functions and another 36 responsible for providing customer consulting, training and product support. When appropriate, we also utilize third parties to expand the capacity and technical expertise of our internal research and development personnel, as well as license selected third-party technologies, which we believe shortens time to market without compromising our competitive position.

         In addition to maintaining our products, this department is responsible for the enhancement of product functionality as well as identifying complementary products as well as innovative new ideas for future products.

         The Company's research and development expenses for its current products were approximately $9,811,000, $8,697,000 and $7,455,000 for the fiscal years December 31, 2000, 1999 and 1998, respectively. The Company's practice to date has been to expense all software development costs as incurred.

COMPETITION

         The market for the Company's products is highly competitive, and the Company expects competition to continue to increase in the future. The Company believes that the principal competitive factors affecting the market for its products include brand name recognition, company reputation, performance, functionality, ease-of-use, breadth of product line, quality, customer support, adherence to industry standards, integration with third-party solutions and price.

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

         The widespread inclusion of the functionality of the Company's products as standard features of Microsoft operating systems software could render the Company's products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of the Company's products. If the Company were unable to develop new functionality or unique applications for its technology to replace successfully any obsolete products, the Company's business, condition (financial or otherwise), prospects and results of operations would be materially and adversely affected.

         The market for our products is highly competitive and diverse. The technology for remote software management products can change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered.

The Company has faced competition from a number of sources, including:

         o Large and established companies such as Microsoft, Computer Associates International and IBM/Tivoli which offer remote software delivery and management capabilities as part of their systems management, or network management frameworks.

         o Software companies and others who provide software management utilities and suites such as Symantec, Intel, and Altiris.

         o Hardware suppliers such as IBM, Hewlett-Packard, and Compaq that offer or bundle software management capabilities in conjunction with their hardware offerings.

         o The internal information technology departments of those companies with infrastructure management needs.

         In addition, Microsoft has bundled new management capabilities in its Windows 2000 operating system that, in conjunction with its Systems Management Server (SMS) framework, directly compete with capabilities provided by ON Command CCM. Even if customers or potential customers find the functionality provided with Microsoft's operating system software to be more limited than that of our software management products, they might elect to accept more limited functionality in lieu of purchasing additional software. Competition resulting from this type of bundling could lead to price reductions for our products, which would reduce our margins and correspondingly affect our business, quarterly and annual operating results and financial condition.

         Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources than the Company has. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products than the Company can. The Company may not be able to compete successfully against current and future competitors. In addition, competitive pressures faced by the Company may materially adversely affect the Company's business, operating results, and financial condition.

OPERATIONS

         The Company designs most of its product, marketing and sales materials through the use of contracted services. Product orders for the Company's Desktop Management products are fulfilled directly by the Company. Sales and support calls are also handled directly by the Company.

EMPLOYEES

         From December 31, 1999 to December 31, 2000, the number of Company employees and full-time contract laborers increased from 157 to 181, primarily due to the expansion of the company's global sales force. Competition for qualified management and technical personnel is intense in the software industry. The company's continued success will depend in part on its ability to attract and retain qualified personnel. None of the company's employees is represented by a labor union and the company believes that its employee relations are good.

ITEM 2.  PROPERTIES

The Company leases office space in the following locations:

                                                     APPROX #       EXPIRATION
LOCATION                     PRIMARY USE             OF SQ. FEET    OF LEASE
------------------------    ---------------------    -----------    ----------

WALTHAM, MA                 US HEADQUARTERS               34,930      12/31/02
STARNBERG, GERMANY          EUROPEAN HEADQUARTERS         14,174       7/31/02
RALEIGH, NC                 SUBLEASED                      6,840       2/28/02
MCLEAN, VA                  SALES OFFICE                     180      11/30/01
NEW YORK, NY                SALES OFFICE                     125       5/31/01
BUCKINGHAMSHIRE, ENGLAND    SALES OFFICE                     270       4/30/01

         The Company also subleases several other locations for use as sales offices on a short-term, renewable basis. In Waltham, Massachusetts, approximately 5,763 square feet of space of the Company's total leased space is subleased to a third party until December 30, 2002. The entire leased space in Raleigh, North Carolina has been subleased to a third party for the remainder of the lease term. The Company believes its facilities are adequate for its current needs and that adequate facilities for expansion, if required, are available.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's common stock is traded on the Nasdaq National Market under the symbol ONTC. The following table sets forth, for the period indicated, the high and low closing bid prices for the common stock, all as reported by Nasdaq.
                                        HIGH                LOW
                                     ---------           ---------
YEAR ENDED DECEMBER 31, 2000
First Quarter                        $ 15.8750            $ 9.2500
Second Quarter                          9.8750              2.7500
Third Quarter                           3.2500              2.0630
Fourth Quarter                          2.5000              0.4220

YEAR ENDED DECEMBER 31, 1999
First Quarter                           2.9690              1.3280
Second Quarter                          2.4380              1.3125
Third Quarter                           5.6562              1.9370
Fourth Quarter                         13.8750              4.7500

YEAR ENDED DECEMBER 31, 1998
First Quarter                           2.1250              1.1825
Second Quarter                          4.5000              2.1250
Third Quarter                           3.9375              1.8125
Fourth Quarter                          2.0000              1.0313

As of March 8, 2001 there were approximately 5,000 stockholders of record of the Company's stock.

DIVIDEND POLICY

         The Company has not declared or paid cash dividends on its common stock since 1992 when it converted from an S Corporation to a C Corporation. The Company currently intends to retain any earnings for use in developing and growing its business, and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 30, 1999, in a private placement under the Securities Act of 1933, as amended, and pursuant to the terms and conditions of the Securities Purchase Agreement by and among ON, Castle Creek Technology Partners LLC and Marshall Capital Management Inc., ON sold 1,029,674 shares of common stock (the "Investors Shares") to Castle Creek Technology Partners LLC and Marshall Capital Management Inc. (the "Investors") for an aggregate purchase price of $12,000,000 (the "Original Investors Transaction"). These shares represented approximately 7.4% of the then-total outstanding shares of ON common stock. In connection with the private placement, the Investors were each issued warrants to purchase an aggregate of 514,838 shares of common stock, which warrants were subject to increase based on the 15 day average closing bid price of ON's common stock for the period ended December 29, 2000 (the "Initial Warrants"). In addition, the Investors were issued warrants to purchase additional shares of common stock, which warrants were exercisable only under specific circumstances (the "Additional Warrants," and together with the Initial Warrants, the "Original Investor Warrants"). The Additional Warrants have expired by their terms.

         On December 18, 2000, the Company entered into exchange agreements with each of the Investors pursuant to which each Investor has exchanged its Initial Warrant for a new warrant exercisable for 1,400,000 shares of common stock (each a "New Warrant" and, collectively, the "New Warrants") and a promissory note in the principal amount of $500,000 (each a "Note" and, collectively, the "Notes").

         Each New Warrant has an exercise price of $0.01 per share, which is subject to proportionate adjustment in the event of a stock split, stock dividend or similar event, and to weighted-average adjustment in the event of certain issuances of securities by the Company at an offering price below the then current market price of such security. Each New Warrant expires after 5:00 p.m., Eastern Time on December 29, 2004. As of March 8, 2001, Castle Creek has exercised a total of 356,284 warrants to purchase the Company's common stock through a cashless exercise for a net 350,597 shares of the Company's common stock and Marshall Capital has exercised a total of 349,563 warrants to purchase the Company's common stock through a cashless exercise for a net 343,897 shares of the Company's common stock.

         The principal amount of each Note is due and payable on December 31, 2001, unless a registration statement covering all the shares of the Company's common stock that are entitled to be registered under the Exchange Agreements is effective for not less than 20 trading days during the period beginning November 15, 2001 and ending December 31, 2001 (the "Measurement Period") and the average closing price of the Company's common stock for the last 20 trading days during the Measurement Period when such registration statement is effective exceeds $3.00 per share (as adjusted to reflect any stock splits, reverse stock splits, stock dividends or similar events). Interest is payable on the Notes only after a default at the rate of 9% per year.

         All required registration statements have been filed and are currently effective.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

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

         Revenue information in the selected consolidated financial data shown below has been restated to emphasize the Company's current operations. The Company's core business products, acquired in 1997, are shown by category for the indicated periods. Revenue - MMI related to groupware revenues on the Company's Meeting Maker product prior to its license to MMI on June 30, 2000. Revenues from product lines in the network management, security and scheduling areas that were either sold to Elron Software Inc. in 1998 (the "Elron Transaction") or discontinued for Y2K concerns, have been grouped in other along with MMI license revenue received by the Company in 2000.

         No attempt has been made to allocate operating expenses in the same manner as revenue because the Company's personnel worked on multiple projects across project lines and the Company believes any such allocation of expenditures would not be meaningful.

         The selected consolidated financial data below may not be comparible for all periods presented due to the facts discussed above

                                                                    YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------
                                                  1996          1997          1998          1999          2000
                                                ----------------------------------------------------------------
                                                              (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Net CCM and related products                  $   --        $  6,378      $  8,176      $ 17,993      $ 16,073
  CCM related service and maintenance               --           2,253         3,124         5,524         6,633
  Meeting Maker, Inc. (MMI)                       12,987         9,934         7,530         7,360         3,405
  Other                                           38,805        22,717         1,180          --             236
                                                --------      --------      --------      --------      --------
     Total revenue                                51,792        41,282        20,010        30,877        26,347
                                                --------      --------      --------      --------      --------

Operating expenses:
  Cost of product and service revenue             11,951         9,315         3,890         5,431         4,431
  Sales and marketing                             24,176        22,172        10,715        13,396        13,390
  Research and development                         9,456        12,461         9,044         9,952        10,691
  General and administrative                       4,407         5,501         3,412         4,466         6,894
  Charge for purchased incomplete research
     and development                              13,285        15,898          --            --            --
  Charge for restructuring                         5,415        10,940          --            --            --
  Gain on sale of assets                            --            --          (6,518)         --            --
                                                --------      --------      --------      --------      --------
  Loss from operations                           (16,898)      (35,005)         (533)       (2,368)       (9,059)
  Interest income, net                             1,134           233           325           153           498
  Other income                                      --            --              20           216           716
                                                --------      --------      --------      --------      --------
  Loss before allocation to Meeting Maker,
     Inc. and provision for taxes                (15,764)      (34,772)         (188)       (1,999)       (7,845)
Allocation to Meeting Maker, Inc.                   --            --            --            --          (1,171)
Provision for income taxes                           (97)         --             (27)         --            (420)
                                                --------      --------      --------      --------      --------
Net loss                                        $(15,861)     $(34,772)     $   (215)     $ (1,999)     $ (9,436)
                                                ========      ========      ========      ========      ========
Basic loss per share                            $  (1.46)     $  (2.88)     $  (0.02)     $  (0.16)     $  (0.67)
                                                ========      ========      ========      ========      ========
Diluted loss per share                          $  (1.46)     $  (2.88)     $  (0.02)     $  (0.16)     $  (0.67)
                                                ========      ========      ========      ========      ========
Basic weighted average shares outstanding         10,854        12,079        12,281        12,526        14,141
                                                ========      ========      ========      ========      ========
Diluted weighted average shares outstanding       10,854        12,079        12,281        12,526        14,141
                                                ========      ========      ========      ========      ========

                                                                           DECEMBER 31,
                                                ----------------------------------------------------------------
                                                  1996          1997          1998          1999          2000
                                                ----------------------------------------------------------------
                                                                     (Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents                     $ 20,774      $  6,679      $  8,001      $ 16,941      $  9,437
  Restricted cash                                   --            --            --            --           1,069
  Working capital                                 25,347         3,803         4,686        15,144         6,434
  Total assets                                    44,142        17,382        14,669        26,788        18,371
  Long-term obligations                              510            10          --            --           1,222
  Total stockholders' equity                      33,493         6,996         7,141        16,970         6,902

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ON Technology Corporation and its subsidiaries ("ON" or the "Company") provide remote software management solutions for desktops, mobile PCs, handhelds and servers. The Company's principal product, ON Command CCM(TM), or CCM, is used by enterprise IT organizations and service providers to rapidly deliver business-critical software over corporate networks. Our products are designed to reduce operational costs while enhancing both IT productivity and end-user satisfaction.

         As described in Item 5 of this 10-K under the caption "Sales of Unregistered Securities", on December 30, 1999, the Company closed a $12 million private placement of common stock and warrants to two institutional investors, and on December 18, 2000, the Company and such investors entered into exchange agreements relating to the exchange of certain of the warrants issued to such investors in 1999 for new warrants and promissory notes.

         On January 3, 2000, the Company signed an asset purchase agreement with a newly organized privately-held company named Meeting Maker, Inc. (MMI) to sell the Company's Groupware business (Meeting Maker) subject to the approval of the Company's stockholders. In connection with the asset purchase agreement, the Company entered into a management agreement, also dated January 3, 2000, in which the Company transferred effective control of the Groupware business (Meeting Maker) to MMI. ON had no risk of ownership related to the operating results from the Groupware business since January 3, 2000 and has allocated 100% of the net income (loss) to MMI for the period January 3, 2000 to June 30, 2000. The Company did not receive the required number of shareholder votes to approve the Meeting Maker transaction.

         As a result, the Company entered into a license agreement with MMI effective as of June 30, 2000 which, among other things, terminated the previously negotiated sale arrangement and provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code). The Company receives quarterly royalty payments, subject to certain minimums, from MMI in connection with the exclusive license. At any time during the license period, MMI has the ability to exercise a buyout option for the remaining minimum payments plus an additional fee. The Company is recognizing the royalty fees as earned ($236,000 during the year ended December 31, 2000) in other revenue.

         Additionally, the license agreement provided for the sale of certain assets and the assumption of certain liabilities related to the Meeting Maker business. As a result, the Company recognized a gain of $458,000, net of related transaction costs, in the quarter ended September 30, 2000, which is reported in other income.

         The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION. Software license revenue consists principally of revenue earned under perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement. Revenues under such arrangements, which may include multiple software products and services sold together, are allocated to each element based on the residual method in accordance with SOP No.98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services.

         Service revenues from time and expense contracts and consulting and training revenue are recognized as the related services are performed.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain financial data as percentages of the Company's total revenue:

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                              1998         1999         2000
                                             ------       ------       ------
Revenue:
     Net CCM and related products              40.9%        58.3%        61.0%
     CCM related service and maintenance       15.6         17.9         25.2
     Meeting Maker, Inc. (MMI)                 37.6         23.8         12.9
     Other                                      5.9          --           0.9
                                             ------       ------       ------
         Total revenue                        100.0        100.0        100.0
                                             ------       ------       ------
Operating expenses:
     Cost of CCM and related
       product and service revenue             16.7         15.5         16.5
     Cost of MMI revenue                        2.7          2.1          0.3
     Sales and marketing                       46.6         38.7         46.8
     Research and development                  37.3         28.2         37.2
     General and administrative                17.2         14.5         25.4
     MMI operating expenses                    14.8          8.7          8.2
     Gain on sale of assets                   (32.6)         --           --
                                             ------       ------       ------
Loss from operations                           (2.7)        (7.7)       (34.4)
                                             ------       ------       ------
Interest income, net                            1.7          0.5          1.9
Other income, net                               --           0.7          2.7
                                             ------       ------       ------
Net loss before allocation to MMI and
   provision for income taxes                  (1.0)        (6.5)       (29.8)
                                             ------       ------       ------
Allocation to MMI                               --           --          (4.4)
Loss before provision for income taxes         (1.0)        (6.5)       (25.4)
Provision for income taxes                     (0.1)         --          (1.6)
                                             ------       ------       ------
Net loss                                       (1.1)%       (6.5)%      (35.8)%
                                             ======       ======       ======


NET CCM AND RELATED PRODUCTS. The Company's net CCM and related products revenue is derived primarily from the licensing of software products. This revenue increased $9.8 million or 120% from 1998 to 1999, due to growth in the Comprehensive Client Management (CCM) business. Net CCM and related products revenue decreased $1.9 million or 11% from 1999 to 2000, due to a decrease in the CCM related business during the first six months of 2000.

CCM RELATED SERVICE AND MAINTENANCE. The Company's CCM related service and maintenance revenue consists of maintenance revenue, training and professional services. This revenue increased by $2.4 million or 77% from 1998 to 1999 and $1.1 million or 20% from 1999 to 2000. For 1999, the increase was attributable to an 88% increase in professional services and training revenues and an increase of 62% in maintenance revenues. For 2000, the increase was primarily due to the growth in the number of maintenance agreements.

MEETING MAKER, INC. (MMI). The Company's MMI revenue consists of product, maintenance, training and professional services revenue associated with the Meeting Maker product. MMI revenue decreased by $170 thousand or 2% from 1998 to 1999 and $4.0 million or 54% from 1999 to 2000. The slight decrease from 1998 to 1999 was primarily attributable to the product line being scaled back through reduced sales, marketing and development efforts. The large revenue decrease from 1999 to 2000 is a direct result of the license of the Meeting Maker business to MMI. Revenue - MMI for 2000 consisted of revenue achieved during the first six months of the year under a management agreement entered into between the Company and MMI. The Company does not anticipate any additional MMI revenue due to the exclusive license of the Meeting Maker product to MMI.

OTHER. For 1998, other revenue consisted of other groupware product lines that were discontinued by the Company, as they were not Y2K compliant. In 2000, the Company's other revenue consists of a royalty associated with the licensing of the Company's Meeting Maker technology to Meeting Maker, Inc. (MMI). Total revenue earned for the year ended December 31, 2000 was $236 thousand covering the last six months of 2000.

COST OF CCM AND RELATED PRODUCT AND SERVICE REVENUE. Cost of CCM and related product and service revenue consists primarily of expenses associated with product documentation, production and fulfillment costs, direct consulting and training costs, and royalty and license fees associated with products that are licensed from third party developers. In addition, cost of CCM and related product and service revenue included the amortization of purchased intangibles. Cost of CCM and related product and service revenue as a percentage of total revenues (excluding MMI revenues) decreased from 27% in 1998 to 20% in 1999 to 19% in 2000. The large decrease from 1998 is the result of the Company outsourcing its distribution and fulfillment operations in 1998, but since 1999, due to a reduced product line, the Company had brought these operations in-house.

COST OF MMI REVENUE. Cost of MMI revenue consists primarily of expenses associated with product documentation, production and fulfillment costs associated with the Meeting Maker product. Cost of MMI revenue remained relatively flat as a percentage of Revenue - MMI from 7% in 1998 to 9% in 1999. Cost of MMI revenue decreased as a percentage of Revenue - MMI from 9% in 1999 to 2% in 2000. The significant decrease from 1999 to 2000 was due to the management and exclusive license agreements entered into between the Company and MMI. The Company does not anticipate any additional cost of MMI revenue in the future as the technology has been exclusively licensed to MMI.

SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail and telemarketing campaigns, and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of public relations, trade shows, conferences, travel, and the telephone and information technology costs associated with sales activities. Sales and marketing expense increased $2.7 million and declined as a percentage of total revenues (exclusive of MMI revenues) from 75% in 1998 to 51% in 1999. This was due to the growth of the CCM business in 1999. In 2000, sales and marketing expense increased $348 thousand over 1999, and increased slightly as a percentage of total revenue (exclusive of MMI revenues), from 51% in 1999 to 54% in 2000. Marketing expenditures remained flat in 2000 while sales expenses increased due to the hiring of 15 additional sales people during the year, both in the US and abroad.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and costs associated with providing indirect technical support, training and consulting. Related expenses also include certain information technology costs. Research and development expenses increased $1.2 million from 1998 to 1999. This resulted from an incremental headcount of six employees and other related costs of growing the CCM business. Research and development expenses increased $1.1 million from 1999 to 2000. This increase was a primarily a result of increased consulting costs of $745 thousand and an incremental headcount of two employees, all of whose efforts were to enhance the CCM business.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation and the continued administrative expense associated with the Company's foreign operations, executive support costs, accounting operations, planning, investor relations, and business development operations. General and administrative expense increased approximately $1.0 million from 1998 to 1999. The increase was primarily the result of increased professional fees and corporation filing fees of approximately $850 thousand. General and administrative expense increased by $2.2 million from 1999 to 2000. The increase was primarily due to a $1.8 million increase in the Company's bad debt reserves.

GAIN ON SALE OF ASSETS. In connection with the sale of certain assets of the Company to Elron Software Inc. in 1998 (the "Elron Transaction"), the Company received net proceeds of $8.8 million and incurred $550 thousand of direct transaction costs. Pursuant to the Elron Transaction, the Company sold assets that had a carrying value of $1.8 million, and recorded a gain of $6.5 million during the first quarter of 1998.

INTEREST INCOME, NET. Interest income, net decreased approximately $192 thousand from 1998 to 1999. This decrease was due to an overall decreased average cash balance resulting from negative operating cash flows (private placement funds were not received until late December 1999). Interest income, net increased approximately $345 thousand from 1999 to 2000. This increase was due to higher cash balances resulting from the aforementioned private placement of $12 million in December 1999.

OTHER INCOME. Other income in 1999 resulted from an insurance claim. Other income in 2000 consisted primarily of a non-cash gain resulting from net impact of valuation adjustments from the warrants and promissory notes issued to the aforementioned two private institutional investors, as well as, the net gain resulting from the MMI transaction of $458.

INCOME TAXES. The provision for 1998 represents alternative minimum taxes owed. In 1999, the Company incurred a significant U.S. operating loss for both book and tax purposes and gave benefit to refundable income taxes, which offset certain foreign tax provisions, and as a result no tax provision was recorded. During 1999, the Company recorded a book gain on the Elron Transaction; however, for tax purposes the Company recognized an ordinary loss on this transaction. The provision for 2000 primarily represents income taxes from operating income resulting in the Company's international operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations to date primarily through private and public placements of capital stock and the net proceeds received from the Elron transaction. At December 31, 1998, 1999, and 2000 the Company had available cash and cash equivalents of $8.0 million, $16.9 million, and $9.4 million, respectively, and working capital of $4.7 million, $15.1 million, and $6.4 million, respectively. As of December 31, 2000, the Company had restricted cash of $1.1 million securing the Company's Waltham, Massachusetts facility lease.

         Net cash used in operating activities for the years ended December 31, 1998, 1999 and 2000 was $5.6 million, $2.0 million, and $7.2 million, respectively. In 1998, net cash used in operating activities consisted mainly of a net loss of $215 thousand combined with the gain on sale of assets of $6.5 million, which is offset by $1.6 million in depreciation and amortization, and changes in assets and liabilities of $652 thousand. In 1999, net cash used in operating activities consisted mainly of a net loss of $2.0 million and an increase in accounts receivable of $3.9 million, which is offset by $1.7 million in depreciation and amortization, and an increase of $2.2 million in deferred revenue. In 2000, net cash used in operating activities consisted mainly of a combined net increase in the Company's operating assets and liabilities of $1.8 million and a net loss of $9.4 million. This loss was reduced by $720 thousand in depreciation and amortization as well as deferred compensation expense of $614 thousand and increased by the non-cash gains of $458 and $548 resulting from the MMI transaction and the revaluation of the Company's warrant liability in accordance with EITF 00-19, respectively.

         Net cash (used in) provided by investing activities for the years ended December 31, 1998, 1999 and 2000 was $7.4 million, $(1.1) million, and $(1,828)
thousand, respectively. The purchase of property and equipment in 1998 was offset by $8.3 million in proceeds from assets held for sale, net of transaction costs pertaining to the Elron Transaction. The purchase of property and equipment in 1999 was $1.1 million. In 2000, this use was primarily a result of the $1.1 million restricted cash agreement securing the Company's Waltham, Massachusetts' facility lease and the purchase of property and equipment of $803 thousand, which was then slightly offset by a reduction in deposits.

         Net cash (used in) provided by financing activities for the years ended December 31, 1998, 1999 and 2000 was ($226) thousand, $11.7 million, and $808 thousand, respectively. In 1998, this was a result of the exercise of stock options of $64 thousand, the sale of stock under the Employee Stock Purchase Plan of $66 thousand and offset by the principal payments on obligations under capital leases of $356 thousand. In 1999, this was a result of the $11.0 million of net proceeds from the sale of common stock and warrants, the exercise of stock options of $631 thousand and the sale of stock under the Employee Stock Purchase Plan of $143 thousand. In 2000, this was the result of the exercise of stock options of $678 thousand and the sale of stock under the Employee Stock Purchase Plan of $130 thousand.

         THE COMPANY BELIEVES THAT ITS EXISTING CASH BALANCES AND EXPECTED FUNDS GENERATED FROM OPERATIONS WILL BE SUFFICIENT TO FINANCE THE COMPANY'S
OPERATIONS THROUGH DECEMBER 31, 2001.


                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Federal Securities Laws. In addition, from time to time, management may make forward-looking statements in press releases, in other public discussions and in other documents that we file with the Securities and Exchange Commission (including those documents incorporated by reference into this Form 10-K). The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. You can identify forward-looking statements by the words "may," "believes," "anticipates," "plans," "expects," "estimates" and similar expressions. Our forward-looking statements are based on currently available information and management's expectations of future results but necessarily involve certain assumptions. We caution readers that our assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from our expectations. Below we describe some of the important factors that could affect our revenues or results of operations.

THE COMPANY IS CURRENTLY EXPERIENCING CASH FLOW DEFICITS AND MAY CONTINUE TO EXPERIENCE CASH FLOW DEFICITS IN THE FORESEEABLE FUTURE.

         For the fiscal year ended December 31, 2000, ON had operating losses of approximately $9.0 million, producing significant negative cash flow. Management's 2001 operating plan forecasts that the Company will continue to experience operating losses and negative cash flows at least through the later half of 2001. Based on these assumptions, Management believes its has sufficient cash to fund its operations for 2001. If the Company is unable to attain forecasted revenue levels and Management is further unable to curtail expenses, the Company would have to seek external equity or debt financing to continue its operations. There can be no assurance that we will be able to secure such external financing.

OUR MARKETING REQUIRES SIGNIFICANT INVESTMENTS

         Sales of products require significant up-front investments in marketing, technical and financial resources. We have adopted a marketing strategy using a direct sales force and in-field service organization. This strategy requires significant investments in marketing and technical personnel, retraining of existing personnel, ongoing product development and creation of an in-field service organization. We have developed valuable marketing and service experience and expertise in Europe and, recently, in the United States. However, there can be no assurance that we will be able to continue to expand and apply such experience and expertise to our target market.

A SIGNIFICANT PORTION OF OUR REVENUES DERIVES FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS

         For the twelve months ended December 31, 1998, one customer accounted for $3.5 million, or 17.5% of total revenue from ON's current products. For the twelve months ended December 31, 1999, two customers accounted for $7.4 million, or 24.0% of total revenue. For the twelve months ended December 31, 2000, two customers accounted for $6.3 million, or 24.0% of total revenue. It is possible that in the future other customers will account for more than 10% of ON's total revenues.

WE WILL NEED TO EXPAND OUR DISTRIBUTION CHANNELS IN ORDER TO DEVELOP OUR BUSINESS AND INCREASE REVENUE

         We sell our products through our direct sales force and a number of distributors, and we provide maintenance and support services through our technical and customer support staff. We plan to continue to invest large amounts of resources in our direct sales force, particularly in North America. In addition, we are developing additional sales and marketing channels through value added resellers, system integrators, original equipment manufacturers and other channel partners. We may not be able to attract channel partners that will be able to market our products effectively, or that will be qualified to provide timely and cost-effective customer support and service. If we establish distribution through such indirect channels, our agreements with channel partners may not be exclusive. As a result, such channel partners may also carry competing product lines. If we do not establish and maintain such distribution relationships, this could materially adversely affect our business, operating results, and financial condition.

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

THE TECHNOLOGICAL REQUIREMENTS OF OUR PRODUCTS MAY PRESENT CHALLENGES IN PRODUCT DEVELOPMENT WHICH, IF WE CANNOT MEET, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

         The technological demands of our current products require a commitment of significant ongoing financial, technical and personnel resources to product development, training of service technicians and customer training. Because our historical products were not as technologically sophisticated as our current products, we have not to date made all of the required investment and have not proven that we can develop and maintain the organization required to support such products. We believe that our experience to date will provide a valuable base on which to build the necessary financial, technical and personnel resources to continue to sell, market, develop and support our products. However, there can be no assurance that we will be able to expand and develop our resources to support our products.

         Our current products are typically larger and more complex than the products that we have previously developed. Our ability to continue to enhance our current products to meet customer and market requirements will depend substantially on our ability to effectively manage this development effort, to attract and retain the required development personnel in Waltham, Massachusetts and Starnberg, Germany and to coordinate and manage geographically remote development efforts.

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

IN THE FUTURE, INCLUSION OF FUNCTIONS PROVIDED BY OUR PRODUCTS IN SYSTEM SOFTWARE AND APPLICATION SUITES MAY AFFECT OUR COMPETITIVE POSITION

         In the future, vendors of operating system software and applications sold for a single price (generally referred to as application suites) may continue to enhance their products to include functions that are currently provided by our products. In addition, some vendors may bundle these products in their existing application suites at no additional charge. The widespread inclusion of the functions provided by our products as standard features of operating system software could render our products obsolete and unmarketable particularly if the quality of such functions were comparable to the functions offered by our products. Furthermore, even if the software functions provided as standard features by operating systems are more limited than those of our products, there is no assurance that a significant number of customers would not elect to accept such functions instead of purchasing additional software. If we were unable to develop new software products to further enhance operating systems and to successfully replace any obsolete products, our business, financial condition, prospects and results of operations would be materially and adversely affected.

NEW PRODUCT INTRODUCTIONS AND THE ENHANCEMENT OF EXISTING PRODUCTS BY OUR COMPETITORS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS

         The market for the Company's products is highly competitive, and the Company expects competition to continue to increase in the future. The Company believes that the principal competitive factors affecting the market for its products include brand name recognition, company reputation, performance, functionality, ease-of-use, breadth of product line, quality, customer support, adherence to industry standards, integration with third-party solutions and price.

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

         The widespread inclusion of the functionality of the Company's products as standard features of Microsoft operating systems software could render the Company's products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of the Company's products. If the Company were unable to develop new functionality or unique applications for its technology to replace successfully any obsolete products, the Company's business, condition (financial or otherwise), prospects and results of operations would be materially and adversely affected.

         The market for our products is highly competitive and diverse. The technology for remote software management products can change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered.

The Company has faced competition from a number of sources, including:

         o Large and established companies such as Microsoft, Computer Associates International and IBM/Tivoli which offer remote software delivery and management capabilities as part of their systems management, or network management frameworks.

         o Software companies and others who provide software management utilities and suites such as Symantec, Intel, and Altiris.

         o Hardware suppliers such as IBM, Hewlett-Packard, and Compaq that offer or bundle software management capabilities in conjunction with their hardware offerings.

         o The internal information technology departments of those companies with infrastructure management needs.

         In addition, Microsoft has bundled new management capabilities in its Windows 2000 operating system that, in conjunction with its Systems Management Server (SMS) framework, directly compete with capabilities provided by ON Command CCM. Even if the functionality provided with Microsoft's operating system software were more limited than that of our software management products, customers or potential customers might elect to accept more limited functionality in lieu of purchasing additional software. Competition resulting from this type of bundling could lead to price reductions for our products, which would reduce our margins and correspondingly affect our business, quarterly and annual operating results and financial condition.

         Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources than the Company has. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products than the Company can. The Company may not be able to compete successfully against current and future competitors. In addition, competitive pressures faced by the Company may materially adversely affect the Company's business, operating results, and financial condition.

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

DUE TO THE TECHNOLOGICAL CHALLENGES ASSOCIATED WITH OUR CURRENT PRODUCTS, WE MAY NOT HAVE THE FINANCIAL RESOURCES NECESSARY TO CONDUCT THE BUSINESS AS PRESENTLY CONTEMPLATED

         Based on 2001 forecasts, our product development, marketing and sales costs for our current products are approximately $1,750,000 to $2,000,000 per month. Based on our existing cash and forecasted revenue, we believe that we have enough cash to fund these costs through 2001. There can be no assurance that our estimate of the marketing, sales and product development costs of the CCM products is correct, or that these costs will not exceed our available financial resources, or that we will be locate additional sources of financing, if and when needed.

OUR INCREASING RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

         In fiscal 1998 and fiscal 1999, total revenue from international licenses (license revenue from outside the United States) represented approximately 54% of our total revenue. For the fiscal year 2000, total revenue from international licenses represented approximately 32% of our total revenue and 53% of our net CCM and related products revenue. We expect that international revenue will constitute a significant portion of our total revenue in the future. Accordingly, a significant percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for our products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a materially adverse effect on our future international license revenue.

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

         A large portion of our business is conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future operating results. We may experience currency losses in the future. We may implement a foreign exchange hedging program, consisting principally of purchases of one-month forward-rate currency contracts. However, our hedging activities may not adequately protect us against the risks associated with foreign currency fluctuations.

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

         o      market demand for our software;

         o      the size, timing and contractual terms of significant orders;

         o the timing and significance of new software product announcements or releases by ON or our competitors; changes in our pricing policies or our competitors;

         o      changes in our business strategies;

         o      budgeting cycles of our potential customers;

         o      changes in the mix of software products and services sold;

         o reliance on indirect sales forces like systems integrators and channels;

         o changes in the mix of revenues attributable to domestic and international sales;

         o      the impact of acquisitions of competitors;

         o      seasonal trends;

         o      the cancellations of licenses or maintenance agreements;

         o product life cycles, software defects and other product quality problems; and

         o      personnel changes.

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

OUR ABILITY TO MANAGE GROWTH WILL AFFECT OUR ABILITY TO ACHIEVE AND MAINTAIN PROFITABILITY

         Total CCM and related products revenues grew significantly from 1998 to 1999, increasing from $11.3 million to $23.5 million, respectively. In fiscal 2000 total CCM and related products revenues decreased slightly from 1999 levels, to $22.9 million. If we achieve our growth plans, such growth may burden our operating and financial systems. This burden will require large amounts of senior management attention and will require the use of other ON resources. Our ability to compete effectively and to manage future growth (and our future operating results) will depend in part on our ability to implement and expand operational, customer support, and financial control systems and to expand, train, and manage our employees. In particular, in connection with acquisitions, we will be required to integrate additional personnel and to augment or replace existing financial and management systems. Such integration could disrupt our operations and could adversely affect our financial results. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to do so could materially adversely affect our business, operating results, and financial condition.

OUR BUSINESS DEPENDS IN LARGE PART UPON THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY THE LOSS OF WHICH WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS

         Our success is heavily dependent upon our proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets and copyright to establish and protect our proprietary rights in software.

         We use a printed "shrink-wrap" license for users of our products distributed through traditional distribution channels in order to protect our copyrights and trade secrets in those products. Since the licensee does not sign these shrink-wrap licenses, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the license terms, including the terms that seek to protect our proprietary technology. If the printed shrink-wrap licenses prove to be unenforceable, this may have a material adverse effect on our business, financial condition, prospects and results of operations.

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

         Certain provisions of ON's charter documents eliminate the right of stockholders to act by written consent without a meeting and specify certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings. Such provisions are intended to increase the likelihood of continuity and stability in the composition of the ON board of directors and in the policies set by the board. These provisions also discourage certain types of transactions, which may involve an actual or threatened change of control transaction. These provisions are designed to reduce the vulnerability of ON to an unsolicited acquisition proposal. As a result, these provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. These provisions are also intended to discourage certain tactics that may be used in proxy fights. However, they could have the effect of discouraging others from making tender offers for ON's shares. As a result, these provisions may prevent the market price of ON common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in the management of ON.

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

         o      sales of large blocks of ON common stock; and

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

THE SHARES OF COMMON STOCK ISSUED UPON EXERCISE OF CERTAIN WARRANTS WILL HAVE A DILUTIVE EFFECT

         On December 18, 2000, the Company entered into exchange agreements with Castle Creek Technology Partners, LLC and Marshall Capital Management, Inc. (the "investors") pursuant to which each investor has exchanged certain existing warrants (the "initial 1999 warrants") for a new warrant exercisable for 1,400,000 shares of common stock (each a "new warrant" and, collectively, the "new warrants") and a promissory note in the principal amount of $500,000. The number of shares of ON's common stock issued or issuable upon exercise of the new warrants (the "Warrant Shares") is fixed at 2,800,000 in the aggregate (subject to adjustment for stock splits, stock dividends and similar events and to weighted average antidilution adjustments in the case of certain below-market securities issuances by ON); however, because the exercise price is $0.01 per share (subject to adjustment for stock splits, stock dividends and similar events and to weighted average antidilution adjustments in the case of certain below-market securities issuances by ON), the issuance of the Warrant Shares has (in the case of Warrant Shares already issued) or will have a dilutive effect on the stockholders of ON. This effect is significantly less dilutive than the dilution that would have resulted from the exercise of the Initial 1999 Warrants.

RISK OF DELISTING BY NASDAQ STOCK MARKET

         Under rules adopted by the Nasdaq Stock Market, ON's common stock is subject to possible delisting if the minimum bid price for ON common stock falls below $1.00 for a period of 30 consecutive business days. Once notified of this deficiency by the Nasdaq Stock Market, ON would have 90 days from the date of the notification to achieve compliance with the minimum bid price standard. Compliance can be achieved during this 90-day period if the minimum bid price exceeds $1.00 for at least 10 consecutive business days. Delisting could have a material adverse effect on the price of our common stock and on the level of liquidity currently available to our shareholders.

WE WILL BE SUBJECT TO FINANCIAL PENALTIES IF THE SHARES ISSUED OR ISSUABLE UPON EXERCISE OF THE NEW WARRANTS CANNOT BE RESOLD UNDER A REGISTRATION STATEMENT ON FORM S-3

         ON filed a registration statement on Form S-3 covering the resale of the Warrant Shares, which registration statement has been declared effective by the Securities and Exchange Commission. If such registration statement is not available for resales of the Warrant Shares during the two-year period commencing with its effective date for any reason outside of the control of the Investors, ON must pay each of the Investors a penalty in an amount equal to $7,500 for each day such registration statement is not effective.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, stock price risk based on ON's future common stock price, and investment changes.

         INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's cash equivalent investments. The Company has not used derivative financial instruments. The Company invests its excess cash in short-term floating rate instruments and senior secured floating rate loan funds, which carry a degree of interest rate risk. These instruments may produce less income than expected if interest rates fall.

         FOREIGN CURRENCY RISK. International revenues from the Company's foreign subsidiaries and other foreign sources for the year ended December 31, 2000 were approximately 67% of total revenues. International sales are made primarily from the Company's subsidiary in Germany and are denominated in the local currency. Accordingly, the Company's German subsidiary uses the local currency as its functional currency. The Company's international business is subject to risk typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

         ON'S STOCK PRICE RISK. In accordance with EITF 00-19, the outstanding warrants resulting from the Exchange Agreements, described in Item 5, have been recorded at fair value at each exercise and reporting period date with any changes in the fair value included in the results of operations. The Company calculates the fair value of these warrants using the Black-Scholes option pricing model, for which ON's stock price and volatility are factors.

         The principal amount of the notes received by the Investors resulting from the Exchange Agreements, as described in Item 5, is due and payable on December 31, 2001, unless a registration statement covering all the shares of the Company's common stock that are entitled to be registered under the Exchange Agreements is effective for not less than 20 trading days during the period beginning November 15, 2001 and ending December 31, 2001 (the "Measurement Period") and the average closing price of the Company's common stock for the last 20 trading days during the Measurement Period when such registration statement is effective exceeds $3.00 per share (as adjusted to reflect any stock splits, reverse stock splits, stock dividends or similar events).

         INVESTMENT RISK. The Company may invest in the future in the equity instruments of privately held companies for business and strategic purposes. However, as of December 31, 2000, the Company holds no such material investments. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DOCUMENTS

         The information required by this item is set forth at the end of this Annual Report on Form10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required hereunder is incorporated by reference from the Company's definitive Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 27, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The information required hereunder is incorporated by reference from the Company's definitive Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 27, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required hereunder is incorporated by reference from the Company's definitive Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 27, 2001.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on April 27, 2001.

                                     PART IV
                                     -------

ITEM14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) Financial Statements:
                                                                           Page
                                                                          Number
                                                                          ------
Report of Independent Public Accountants                                    27
Consolidated Balance Sheets:
         December 31, 2000 and 1999                                         28
Consolidated Statements of Operations:
         Years ended December 31, 2000, 1999 and 1998                       29
Consolidated Statements of Stockholders' Equity:
         Years ended December 31, 2000, 1999 and 1998                       30
Consolidated Statements of Cash Flows:
         Years ended December 31, 2000, 1999 and 1998                       31
Notes to the Consolidated Financial Statements                              33

         Other schedules are omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

         (a) (3) Exhibits: See Index to Exhibits on page 51. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

         (b) Reports on Form 8-K: Report on Form 8-K filed by the Company on December 21, 2000 regarding the Exchange Agreements with the Investors.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Board of Directors and Stockholders of
ON Technology Corporation and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of ON Technology Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the ON Technology Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ON Technology Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                        /s/ Arthur Andersen LLP
                                                        -----------------------

Boston, Massachusetts
January 26, 2001

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   December 31,
                                                            ------------------------
                                                               2000          1999
                                                            ----------    ----------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                   $    9,437    $   16,941
Restricted cash                                                  1,069          --
Accounts receivable, net of allowance
   of $2,177 and $666, respectively                              5,561         7,347
Due from Meeting Maker, Inc. (MMI) (Note 2)                        103          --
Prepaid expenses and other current assets                          511           674
                                                            ----------    ----------
         Total current assets                                   16,681        24,962
                                                            ----------    ----------
PROPERTY AND EQUIPMENT, AT COST:
Computers and equipment                                          4,935         4,561
Furniture and fixtures                                             335           239
Leasehold improvements                                             528           284
                                                            ----------    ----------
Less-Accumulated depreciation and amortization                   4,213         3,442
                                                            ----------    ----------
                                                                 1,585         1,642
                                                            ----------    ----------
Other assets and deposits                                          105           184
                                                            ----------    ----------
                                                            $   18,371    $   26,788
                                                            ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                            $    2,705    $    3,235
Accrued expenses                                                 2,890         2,532
Notes payable (Note 6)                                             875          --
Reserve for distributor inventories                               --             120
Deferred revenue - short term                                    3,777         3,931
                                                            ----------    ----------
         Total current liabilities                              10,247         9,818

Warrant liability (Note 6)                                         987          --
Deferred revenue - long term                                       235          --
                                                            ----------    ----------
         Total liabilities                                      11,469         9,818
                                                            ----------    ----------
Commitments (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock, Authorized - 2,000,000 shares
   Issued- none                                                   --            --
Common stock, $0.01 par value - Authorized -
   30,000,000 shares
   Issued and outstanding - 15,300,951 shares
   and 13,848,164 shares, respectively                             153           138
Additional paid-in capital                                      73,843        74,596
Deferred stock-based compensation                                  (97)         --
Accumulated deficit                                            (67,130)      (57,694)
Accumulated other comprehensive income (loss)                      180           (23)
Treasury stock  (15,000 shares at cost)                            (47)          (47)
                                                            ----------    ----------
         Total stockholders' equity                              6,902        16,970
                                                            ----------    ----------
                                                            $   18,371    $   26,788
                                                            ==========    ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               For the Years Ended December 31,
                                                        ------------------------------------------
                                                           2000            1999            1998
                                                        ----------      ----------      ----------
REVENUE:

Net CCM and related products                            $   16,073      $   17,993      $    8,176
CCM and related service and maintenance                      6,633           5,524           3,124
Meeting Maker, Inc. (MMI)                                    3,405           7,360           7,530
Other                                                          236            --             1,180
                                                        ----------      ----------      ----------
         TOTAL REVENUE                                      26,347          30,877          20,010
                                                        ----------      ----------      ----------
OPERATING EXPENSES:

Cost of CCM and related product and service revenue          4,356           4,786           3,347
Cost of MMI revenue                                             75             645             543
Sales and marketing                                         12,324          11,976           9,318
Research and development                                     9,811           8,697           7,455
General and administrative                                   6,681           4,465           3,436
MMI operating expenses                                       2,159           2,676           2,962
Gain on sale of assets                                        --              --            (6,518)
                                                        ----------      ----------      ----------
         LOSS FROM OPERATIONS                               (9,059)         (2,368)           (533)
Interest expense                                                (7)            (16)            (71)
Interest income                                                505             169             416
Other income, net                                              716             216            --
                                                        ----------      ----------      ----------
         LOSS BEFORE ALLOCATION TO MMI AND
         PROVISION FOR INCOME TAXES                         (7,845)         (1,999)           (188)
Allocation to MMI (Note 2)                                  (1,171)           --              --
                                                        ----------      ----------      ----------
         LOSS BEFORE PROVISION FOR INCOME TAXES             (9,016)         (1,999)           (188)
                                                        ----------      ----------      ----------
Provision for income taxes                                    (420)           --               (27)
                                                        ----------      ----------      ----------
         NET LOSS                                       $   (9,436)     $   (1,999)     $     (215)
                                                        ==========      ==========      ==========
   Basic loss per share                                 $    (0.67)     $    (0.16)     $    (0.02)
                                                        ==========      ==========      ==========
   Diluted loss per share                               $    (0.67)     $    (0.16)     $    (0.02)
                                                        ==========      ==========      ==========
   Basic number of common weighted average shares
   outstanding                                          14,140,742      12,526,398      12,280,953
                                                        ==========      ==========      ==========
   Diluted number of common weighted average shares
   outstanding                                          14,140,742      12,526,398      12,280,953
                                                        ==========      ==========      ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                 Stockholder's Equity
                       -----------------------------------------------------------------------------------------------------------
                           Common Stock                                                    Treasury Stock
                       -------------------                                               -------------------
                                                        Deferred             Accumulated
                        Number      $0.01   Additional   Stock-                 Other     Number
                          of         Par     Paid-in     Based   Accumulated Comprehensive of                         Comprehensive
                        shares      value    Capital  Compensation  Deficit Income(Loss)  shares      Cost       Total      Loss
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Balance,
   December 31, 1997     12,223        122     62,665       (229)   (55,480)       (35)       (15)       (47)     6,996
Sale of common stock
   under the employee
   Stock Purchase Plan       58          1         65        --         --         --         --         --          66
Exercise of common
   stock options             95          1         63        --         --         --         --         --          64
Amortization of deferred
   stock-based compensation
   related to grants of
   common stock options     --         --         --         229        --         --         --         --         229
Cumulative translation
   adjustment               --         --         --         --         --           1        --         --           1          1
Net loss                    --         --         --         --        (215)       --         --         --        (215)      (215)
Comprehensive loss          --         --         --         --         --         --         --         --         --        (214)
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   ========
Balance,
   December 31, 1998     12,376        124     62,793        --     (55,695)       (34)       (15)       (47)     7,141

Sale of common stock
   and warrants, net of
   $1,039 of issuance
   costs                  1,030         10     10,951        --         --         --         --         --      10,961
Sale of common stock
   under the employee
   Stock Purchase Plan      122          1        142        --         --         --         --         --         143
Exercise of common
   stock options            320          3        628        --         --         --         --         --         631
Deferred stock-based
   compensation related
   to grants of common
   stock options            --         --          82        (82)       --         --         --         --         --
Amortization of deferred
   stock-based compensation
   related to grants of
   common stock options     --         --         --          82        --         --         --         --          82
Cumulative translation
   adjustment               --         --         --         --         --          11        --         --          11         11
Net loss                    --         --         --         --      (1,999)       --         --         --      (1,999)    (1,999)
Comprehensive loss          --         --         --         --         --         --         --         --         --    $ (1,988)
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   ========
Balance,
   December 31, 1999     13,848        138     74,596        --     (57,694)       (23)       (15)       (47)    16,970

Sale of common stock
   under the Employee
   Stock Purchase Plan      144          1        129        --         --         --         --         --         130
Exercise of common
   stock options            648          7        671        --         --         --         --         --         678
Conversion of warrants
   into note payable
   (Note 5)                 --         --        (800)       --         --         --         --         --        (800)
Issuance of common stock
   warrants (Note 5)        --         --      (1,910)       --         --         --         --         --      (1,910)
Reclassification of
   warrants to permanent
   equity upon exercise     --         --         375        --         --         --         --         --         375
Exercise of warrants
   (Note 5)                 661          7         (7)       --         --         --         --         --         --
Deferred stock-based
   compensation related
   to grants of common
   stock options            --         --         789       (789)       --         --         --         --         --
Amortization of deferred
   stock-based compensation
   related to grants of
   common stock options     --         --         --         692        --         --         --         --         692
Cumulative translation
   adjustment               --         --         --         --         --         203        --         --         203        203
Net loss                    --         --         --         --      (9,436)       --         --         --      (9,436)    (9,436)
Comprehensive loss          --         --         --         --         --         --         --         --         --    $ (9,233)
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   ========
Balance,
   December 31, 2000     15,301   $    153   $ 73,843   $    (97)  $(67,130)  $    180        (15)  $    (47)  $  6,902
                       --------   --------   --------   --------   --------   --------   --------   --------   --------

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          YEARS ENDED DECEMBER 31,
                                                                    --------      --------      --------
                                                                      2000          1999          1998
                                                                    --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                         $ (9,436)     $ (1,999)     $   (215)
Adjustments to reconcile net loss to
net cash used in operating activities

   Gain on sale of assets                                               (458)          --         (6,518)
   Depreciation and amortization                                         720         1,726         1,580
   Amortization of deferred stock-based compensation                     614            82           229
   Revaluation of notes payable                                           75           --            --
   Warrant liability revaluation                                        (548)          --            --
   Changes in assets and liabilities:
     Accounts receivable                                               1,525        (3,946)         (443)
     Prepaid expenses and other current assets                           180           163         1,935
     Accounts payable                                                 (1,048)         (812)         (323)
     Accrued expenses                                                    399           578        (2,460)
     Reserve for distributor inventories                                (120)          --            (96)
     Due from MMI                                                       (103)          --            --
     Deferred revenue                                                    970         2,189           735
                                                                    --------      --------      --------

        NET CASH USED IN OPERATING ACTIVITIES                         (7,230)       (2,019)       (5,576)
                                                                    --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in other assets and deposits                       44           (24)            1
   Purchase of property and equipment, net                              (803)       (1,072)         (878)
   Restricted cash to secure facility lease                           (1,069)          --            --
   Proceeds from assets held for sale, net of transaction costs         --             --          8,273
                                                                    --------      --------      --------

        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES           (1,828)       (1,096)        7,396
                                                                    --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock and
        warrants to purchase common stock                                --         10,961           --
   Exercise of stock options                                             678           631            64
   Sale of stock under the Employee Stock Purchase Plan                  130           143            66
   Principal repayments on obligations under capital lease               --            (10)         (356)
                                                                    --------      --------      --------

        NET CASH  (USED IN) PROVIDED BY FINANCING ACTIVITIES             808        11,725          (226)
                                                                    --------      --------      --------

   Effect of exchange rates on cash and cash equivalents                 746           330          (272)


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (7,504)        8,940         1,322

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          16,941         8,001         6,679
                                                                    --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $  9,437      $ 16,941      $  8,001
                                                                    ========      ========      ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                          YEARS ENDED DECEMBER 31,
                                                                    --------      --------      --------
                                                                      2000          1999          1998
                                                                    --------      --------      --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for-

        Interest                                                    $      7      $     16      $     71
                                                                    ========      ========      ========

        Income taxes                                                $      8      $    --       $     37
                                                                    ========      ========      ========

Non-Cash Investing and Financing Activities:


Exchange of warrants for notes payable                              $    800      $    --       $    --
                                                                    ========      ========      ========


Issuance of warrants under Exchange Agreements

        Initial valuation                                           $  1,910      $    --       $    --
        Reclass of warrants to permanent equity
            upon exercise                                               (375)
                                                                    --------      --------      --------

                                                                    $  1,535      $    --       $    --
                                                                    ========      ========      ========











              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



(1)      OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         ON Technology Corporation and Subsidiaries (the Company) was incorporated in Delaware in 1985.

         The Company provides enterprise desktop management software for heterogeneous enterprise networks that is open, scalable, and easy to use and administer. The Company's principal product, ON COMMAND CCM(TM), or CCM, is designed to address the enterprise desktop management requirements of large organizations. This product is an advanced system for managing and controlling PC software across corporate networks and the Internet. It also provides a single, integrated system for managing desktops, mobile PCs, and handhelds from one centralized server. CCM can be deployed across most major hardware platforms and network operating systems and protocols.

         The Company incurred net losses of approximately $9,436, $1,999 and $215 during the years ended December 31, 2000, 1999 and 1998, respectively. The Company has an accumulated deficit of $67,130 as of December 31, 2000. The Company is subject to the risks and challenges similar to other technology-based companies. These risks include, but are not limited to successful development and marketing of products, the ability to obtain adequate financing to support growth and future operations and competition from substitute products and larger companies with greater financial, technical, management and marketing resources.

         The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the notes to the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

REVENUE RECOGNITION

         The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION. Software license revenue consists principally of revenue earned under perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement. Revenues under such arrangements, which may include multiple software products and services sold together, are allocated to each element based on the residual method in accordance with SOP No.98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services.

         Service revenues from time and expense contracts and consulting and training revenue are recognized as the related services are performed.

         Amounts billed in excess of revenue recognized related to services and maintenance are reflected as deferred revenue in the accompanying consolidated balance sheets.

Cash and Cash Equivalents and Restricted Cash

         Cash and cash equivalents consist of cash and investments with original maturities of three months or less. Cash equivalents consist of money market and mutual fund investments. Restricted cash represents the minimum cash balance requirement that the Company has with its financial institution related to the Company's $1,069 outstanding letter of credit guarantee securing the Company's lease obligations on its Waltham, Massachusetts' facility.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable, accounts payable, letter of credit, notes payable and warrant liability. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2000 and 1999. The estimated fair values have been determined through information obtained from market sources and management estimates.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

DEPRECIATION AND AMORTIZATION

         The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, using the straight-line method, as follows:

                                                           ESTIMATED
                ASSET CLASSIFICATION                      USEFUL LIFE
                --------------------                      -----------
Computers and equipment............................        3-7 Years
Furniture and fixtures.............................        5-7 Years
Leasehold improvements.............................      Life of lease

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company accounts for its long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. At each occurrence of a certain triggering event or change in circumstances, the Company evaluates the realizability of long-lived assets based on profitability expectations, using the undiscounted cash flow method, for each subsidiary having a material long-lived assets balance. If an impairment is indicated, the related long-lived assets are written down to their estimated fair value. Factors that management considers in performing this evaluation include current operating results, trends and prospects, product demand, competition and other economic factors, both domestic and international. Based on its most recent analysis, the Company believes that no impairment of long-lived assets exists at December 31, 2000.

SOFTWARE DEVELOPMENT COSTS

         Costs incurred in the development of computer software to be sold have been expensed as research and development costs in the accompanying consolidated statements of operations, in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The costs incurred subsequent to the attainment of technological feasibility in 2000, 1999 and, 1998 are insignificant and accordingly have been charged to research and development.

FOREIGN CURRENCY TRANSLATION

         The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at the reporting date in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. Revenues and expenses are translated using exchange rates in effect during each period. The resultant translation adjustment is reflected as a separate component of stockholders' equity.

         During the year ended December 31, 2000, the Company incurred a net foreign exchange loss of $190 primarily resulting from intercompany loans to foreign subsidiaries and U.S. dollar-denominated debt at a foreign subsidiary. This amount is included in other income, net in the accompanying consolidated statements of operations. As of December 31, 2000, the Company had not entered into any foreign currency contracts to hedge this exposure.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

CONCENTRATION OF CREDIT RISK

         SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. As of December 31, 2000 the Company has no significant off-balance-sheet or concentrations of credit risk. The Company's financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains the majority of cash balances with two financial institutions. The Company's accounts receivable credit risk is not concentrated within any geographic area. The Company recorded revenues of greater than 10% of total revenues for the years ended December 31, 2000, 1999 and 1998 and had significant accounts receivable balances at December 31, 2000 and 1999 from the following customers:

                                2000
                                                       Accounts
                                        Revenues       Receivable
         ------------------------------------------------------------
         Customer A                      17.7%           12.1%
         ------------------------------------------------------------
         Customer B                      **              16.2%
         ------------------------------------------------------------

                                1999
                                                       Accounts
                                        Revenues       Receivable
         ------------------------------------------------------------
         Customer A                      14.2%           *
         ------------------------------------------------------------
         Customer B                      **              18.7%
         ------------------------------------------------------------

                                1998
                                        Revenues
         ------------------------------------------------------------
         Customer A                      17.5%
         ------------------------------------------------------------
         Customer B                      **
         ------------------------------------------------------------


         * - ACCOUNTS RECEIVABLE FROM THIS CUSTOMER WERE LESS THAN 10% OF THE COMPANY'S TOTAL ACCOUNTS RECEIVABLE AT THE APPLICABLE PERIOD-END.

         ** - REVENUES DERIVED FROM THIS CUSTOMER WERE LESS THAN 10% OF THE COMPANY'S TOTAL REVENUE FOR THE APPLICABLE YEAR.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

LOSS PER SHARE

         The Company calculates loss per share in accordance with SFAS 128, EARNINGS PER SHARE. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is the same as basic loss per share for all periods presented since the effect of stock options and warrants would be anti-dilutive.

         Anti-dilutive securities, which consist of stock options and warrants, that were not included in diluted loss per share, were 1,825,833, 1,093,250 and 1,764,968 for the years ended December 31, 2000, 1999 and 1998, respectively.

COMPREHENSIVE LOSS

         The Company adopted SFAS 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998, and has disclosed comprehensive loss for all periods presented in the accompanying consolidated statements of stockholder's equity and comprehensive loss. SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its disclosure in the financial statements. The Company's only item of other comprehensive loss relates to cumulative translation adjustment, and is presented separately on the balance sheet as required.

STOCK-BASED COMPENSATION

         SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion
(APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations and provides additional footnote disclosure as required under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN TASK FORCE EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, in the consolidated statement of operations.

RECLASSIFICATIONS

         Certain prior-year balances have been reclassified to conform to the current-year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1999, Financial Accounting Standards Board (FASB) issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. SFAS No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, issued June 1998, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect adoption of this statement to have significant impact on its consolidated financial position or results of operations.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2)   DISPOSITION OF MEETING MAKER BUSINESS

         On January 3, 2000, the Company signed an asset purchase agreement with a newly organized privately held company named Meeting Maker, Inc. (MMI) to sell the Company's Groupware business (Meeting Maker) subject to the approval of the Company's stockholders and certain other conditions. In connection with the asset purchase agreement, the Company entered into a management agreement, also dated January 3, 2000, in which the Company transferred effective control of the Groupware business (Meeting Maker) to MMI. ON had no risk of ownership related to the operating results from the Groupware business since January 3, 2000 and has included the results of operations of MMI and allocated 100% of the net income (loss) to MMI for the period January 3, 2000 to June 30, 2000. The Company did not receive the required number of shareholder votes to approve the Meeting Maker transaction at the May 26, 2000 Special Meeting of Shareholders.

         As a result, the Company entered into a license agreement with MMI effective as of June 30, 2000, which, among other things, terminated the previously negotiated sale arrangement and provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code). The Company receives quarterly royalty payments, subject to certain minimums, from MMI in connection with the exclusive license. At any time during the license period, MMI has the ability to exercise a buyout option for the remaining minimum payments plus an additional fee. The Company is recognizing the royalty fees as earned ($236 during the year ended December 31, 2000) in other revenue in the accompanying consolidated statements of operations.

         Additionally, the license agreement provided for the sale of certain assets and the assumption of certain liabilities related to the Meeting Maker business. As a result, the Company recognized a gain of $458, net of related transaction costs, in the quarter ended September 30, 2000. This gain is included in other income, net in the accompanying consolidated statements of operations.

(3)   INCOME TAXES

         The Company provides for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates in effect when these differences are expected to reverse. In the year ended December 31, 2000, the Company's tax provision primarily resulted from foreign income. For the year ended December 31, 1999, the Company incurred a significant U.S. operating loss for both book and tax purposes and as a result no tax provision was recorded. The provision for 1998 represents alternative minimum taxes owed.

         The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                     2000              1999              1998
                  ----------        ----------        ----------
Domestic          $  (12,655)       $   (4,161)       $      941
Foreign                3,639             2,162            (1,129)
                  ----------        ----------        ----------
                  $   (9,016)       $   (1,999)       $     (188)
                  ==========        ==========        ==========

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The components of the provision for income taxes are as follows:

                        2000          1999          1998
                      --------      --------      --------
Current

         Federal      $    ---      $    ---      $     27
         State             ---           ---           ---
         Foreign           420           ---           ---
                      --------      --------      --------
                           420           ---            27
Deferred

         Federal           ---           ---           ---
         State             ---           ---           ---
         Foreign           ---           ---           ---
                      --------      --------      --------
                           ---           ---           ---
                      --------      --------      --------
                      $    420      $    ---      $     27
                      ========      ========      ========

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:

                                           2000           1999
                                        ---------      ---------
Deferred tax asset ---
         Temporary differences          $   1,945      $   1,375
         Net operating loss and
           tax credit carry-forwards       10,413          9,244
                                        ---------      ---------
                                           12,358         10,619

Valuation allowance                       (12,358)       (10,619)
                                        ---------      ---------
                                        $      --      $      --
                                        =========      =========

         The Company has placed a full valuation allowance against its net deferred tax asset since the Company believes it is "more likely than not" that it will not be able to utilize its deferred tax asset.

         As of December 31, 2000, the Company has available federal and foreign net operating loss carry forwards of approximately $21,022 and $2,050, respectively. These carry forwards expire through 2020 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1997 contains provisions that may limit the amount of net operating loss and credit carry forwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined.

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                         2000         1999         1998
                                        ------       ------       ------
Federal statutory rate                   (34.0%)      (34.0%)      (34.0%)
State taxes, net of federal benefit       (6.2%)       (6.2%)       (6.2%)
Increase in valuation allowance           35.5%        40.2%        54.6%
                                        ------       ------       ------
Effective tax rate                         4.7%          --         14.4%

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4)   LINE OF CREDIT AND LETTER OF CREDIT

         As of December 31, 2000, the Company has a $1,069 letter of credit guarantee outstanding securing its Waltham, Massachusetts leased facility. The Company is required to maintain a cash balance of $1,069 as collateral for this guarantee. This amount is shown as restricted cash as of December 31, 2000 in the accompanying consolidated financial statements. At December 31, 2000, the Company has no line of credit arrangement.

         As of December 31, 1999, the Company had a $700 letter of credit guarantee outstanding for a subsidiary against a line of credit with a foreign bank and a $1,069 letter of credit guarantee outstanding securing our new facility lease. The Company also had an unused and available line of credit of $5,000 with a commercial bank. The Company was able to borrow under this line of credit up to the greater of $5,000 or the sum of 80% of qualified domestic accounts receivable. Advances pursuant to the line of credit were secured by liens granted on the Company's accounts receivable. At December 31, 1999, the Company did not have an outstanding balance under the line of credit agreement.

(5)   COMMITMENTS

LEASES

         The Company conducts its operations in leased facilities under operating leases expiring at various times through 2003. Additionally, in 2000 the Company acquired certain furniture and fixtures as well as computer equipment under certain operating leases. These leases also expire at various times through 2003.

         The approximate minimum annual lease payments under the operating leases are as follows:

                                        OPERATING
                                          LEASES
                                        ---------
2001...........................         $   1,442
2002...........................             1,192
2003...........................                17
                                        ---------
Total (reduced by minimum
       sublease rentals of $489)        $   2,651
                                        =========


         Total rental expense included in the accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998 was $1,415, $1,290 and $1,547, respectively. The rent expense in 2000 is net of sublease income of $173. This sublease is coterminous with the Company's Waltham, Massachusetts' facility lease, expiring in December 2002.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ROYALTIES

         The Company has entered into several software license agreements. These agreements provide the Company with exclusive licenses to distribute certain software products in several countries. The Company is required to pay royalties on all related sales based on a percentage of the sale, subject to a floor. No minimum royalties are payable unless a product is sold. In 1998, the Company had exclusive worldwide licenses to distribute additional products, which products required minimum royalty payments to maintain those distribution rights. As a result of the software products sold to Elron (Note 11), the Company has no minimum royalty requirement to maintain exclusive distribution rights as of December 31, 2000. Total royalty expense included in the accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998 was $363, $413 and $252, respectively.

(6)   STOCKHOLDERS' EQUITY

COMMON STOCK

         The Company has 30,000,000 authorized shares of common stock $0.01 par value, of which 15,300,951 shares were issued at December 31,2000.

PREFERRED STOCK

         The Company has 2,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series. The Company's Board of Directors has authority to issue the shares of Preferred Stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of Common Stock, and may have the effect of delaying, deferring or preventing a change in control of the Company. The Company has not issued any shares of preferred stock as of December 31,2000.

Private Placement

         On December 30, 1999, the Company closed a $12 million private placement of common stock and warrants to two institutional investors. In total, the investors purchased 1,029,674 shares of the Company's common stock at a price of $11.65 per share and received warrants to purchase 514,838 shares of the Company's common stock at an exercise price of $15.15 per share, which were subject to adjustment as described below (the Initial Warrants). Each investor also received warrants to purchase additional shares of common stock (the Additional Warrants) exercisable solely upon the occurrence of certain events, as defined. The Additional Warrants expired under the original terms.

         Under the terms of the Initial Warrant agreements, the shares to be issued under the warrant were adjusted based on a calculation using the fair market value of the Company's common stock in December 2000. Based on the market value of the Company's common stock during December 2000, the warrants would have been adjusted such that the investors would have had warrants representing in excess of 80% of the Company's common stock.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         As a result of this, the Company entered into an Exchange Agreement with the parties on December 18, 2000, under which the institutional investors agreed to exchange the Initial Warrants for new warrants to purchase up to a total of 2,800,000 shares of the Company's common stock for $0.01 per share and for promissory notes from the Company totaling $1.0 million. The principal of the notes, in addition to interest (payable at 9%) is due and payable on December 31, 2001. The notes will be forgiven if the Company has an effective registration statement for twenty days in the period of November 15, 2001 through December 31, 2001 and the average closing price for the shares of the Company's common stock on the last 20 days during such period when the registration statement is effective exceeds $3.00 per share. The Company has recorded the notes payable issued as part of the exchange for the outstanding warrants at fair value in the accompanying consolidated financial statements. The Company recognized the corresponding increase in fair value of $75 as other expense in the Company's consolidated statements of operations for the year ended December 31, 2000.

         In accordance with EITF Issue No.00-19, the Company has determined that outstanding warrants as of December 31, 2000 to purchase 2,800,000 shares of the Company's common stock should be designated as a liability. Accordingly, the outstanding warrants have been recorded at fair value at each exercise and reporting period date with any changes in the fair value included in the results of operations. On December 18, 2000, the Company calculated the fair value of these warrants, using the Black-Scholes option pricing model, at $1,910 and recorded a corresponding liability. On December 22, 2000, the institutional investors exercised a total of 672,069 warrants to purchase the Company's common stock through a cashless exercise for a net 661,278 shares of the Company's common stock. The Company recognized $548 related to a gain in the valuation of the warrants, which is included in other income in the Company's consolidated statement of operations for the year ended December 31, 2000.

         As required by the Exchange Agreements, ON filed a registration statement on Form S-3 covering the resale of the Warrant Shares, which registration statement has been declared effective by the Securities and Exchange Commission (SEC). If such registration statement is not available for resales of the Warrant Shares during the two-year period commencing with its effective date for any reason outside of the control of the Investors, ON must pay each of Castle Creek and Marshall Capital a penalty in an amount equal to $7.5 for each day such registration statement is not effective.

(7)   STOCK OPTION PLANS

         In July 1992, the Company adopted the 1992 Employee and Consultant Stock Option Plan (the Plan). Pursuant to the Plan, as amended, the Company may grant to employees and consultants of the Company statutory and non-statutory stock options to purchase up to 5,400,000 shares of common stock as amended.

         The Company's 1995 Directors Stock Option Plan (the "Director's Plan") was adopted on May 18, 1995 and provides for the granting of options to purchase up to 200,000 shares of common stock to directors who are not employees of the Company.

         As of December 31, 2000, an additional 260,129 shares were available under the Company's stock option plans for future grants.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Stock option activity for the option plans was as follows:

                                             NUMBER       WEIGHTED AVERAGE
                                               OF          EXERCISE PRICE
                                             SHARES           PER SHARE
                                           ----------        ----------
    Outstanding, December 31, 1997......    1,935,628        $     2.66
           Granted......................      971,036              2.19
           Exercised....................      (95,035)             0.67
           Terminated...................     (521,399)             3.23
                                           ----------        ----------

    Outstanding, December 31, 1998......    2,290,230              2.45
           Granted......................      879,000              3.28
           Exercised....................     (320,373)             1.97
           Terminated...................     (875,845)             2.71
                                           ----------        ----------

    Outstanding, December 31, 1999......    1,973,012              2.78
           Granted......................    2,276,391              6.02
           Exercised....................     (647,447)             1.05
           Terminated...................     (627,801)             3.26
                                           ----------        ----------
    Outstanding, December 31, 2000.......   2,974,155        $     5.53
                                           ==========        ==========
    Exercisable, December 31,2000.......      751,050        $     3.18
                                           ==========        ==========
    Exercisable, December 31, 1999......      539,587        $     2.64
                                           ==========        ==========
    Exercisable, December 31, 1998......      660,834        $     2.90
                                           ==========        ==========

The following table presents weighted average price and remaining contractual life information about significant option groups outstanding and exercisable at December 31, 2000.
                               Options Outstanding          Options Exercisable
                        --------------------------------   ---------------------
                                    Weighted
                                     Average    Weighted                Weighted
                                    Remaining    Average                 Average
     Range of            Number    Contractual  Exercise     Number     Exercise
 Exercise Prices      Outstanding  Life (years)   Price    Exercisable   Price
------------------      --------    --------    --------    --------    --------
$ 0.01   -  $ 0.01         4,250      6.58      $ 0.01         4,250    $   0.01
  1.25   -    1.94       261,861      7.85        1.62       151,632        1.62
  1.97   -    2.94       995,791      7.50        2.35       362,382        2.28
  3.13   -    4.63       738,569      8.84        3.70       167,749        3.45
  4.75   -    6.31        21,837      8.70        6.27         7,024        6.17
 10.56   -   15.00       951,847      9.03       11.34        58,013       11.93
                       ---------    --------    --------   ---------    --------
                       2,974,155      8.36      $ 5.52       751,050    $   3.18
                       =========    ========    ========   =========    ========

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The following table presents the weighted average fair value of the options at the date of grant for all options granted during the year and the assumptions used in the calculation:

                                                   2000       1999       1998
                                                  ------     ------     ------
         Risk-free interest rate................    6.20%      5.78%      5.28%
         Expected dividend yield................      --         --         --
         Expected lives.........................       7          7          7
         Expected volatility....................     145%       131%       128%
         Weighted average fair value
            per share of grant..................   $5.99      $3.10      $1.84

         Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been further reduced to the following pro forma amounts:

                                              2000         1999         1998
                                           ---------    ---------    ---------
Net Loss                     As Reported   $  (9,436)   $  (1,999)   $    (215)
                               Pro Forma     (13,048)      (3,224)      (1,400)
Basic Net Loss Per Share     As Reported       (0.67)       (0.16)       (0.02)
                               Pro Forma       (0.92)       (0.26)       (0.11)
Diluted Net Loss Per Share   As Reported       (0.67)       (0.16)       (0.02)
                               Pro Forma       (0.92)       (0.26)       (0.11)

         On December 28, 2000, the Company granted to an officer immediately vested options to purchase 300,000 shares of the Company's common stock at an exercise price of $0.10 per share. On December 28, 2000, the Company advanced the officer $30 to cover the exercise price, which was repaid in February 2001. Additionally, the officer entered into a stock restriction agreement under which the officer is subject to the certain restrictions that lapse through February 2004 regarding the resale of the common stock issued upon exercise of the stock options to the Company, as defined. The advance is included in prepaids and other current assets as of December 31, 2000 in the accompanying consolidated balance sheets. The excess of the fair market value of the Company's common stock over the exercise price of the options on the date of the grant, totaling $97, has been classified as deferred stock-based compensation and included as a component of stockholders' equity in the accompanying consolidated financial statements.

         In February 1, 2000, the Company granted 125,000 options to purchase the Company's common stock to an outside consultant that vest ratably on a monthly basis over a one-year period through February 1, 2001. During the year ended December 31, 2000, the Company recorded $284 of compensation expense related to this option grant.

         On October 21, 1999, the Company granted 100,000 options to purchase the Company's common stock to outside consultants that vest ratably on a quarterly basis through October 21, 2000. During the year ended December 31, 1999, the Company recorded $82 of compensation expense related to these option grants. During the year ended December 31, 2000, the Company recorded an additional $156 of compensation expense related to these option grants.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


EMPLOYEE STOCK PURCHASE PLAN

         On May 18, 1995, the Company adopted the 1995 Employee Stock Purchase Plan pursuant to which up to 1,000,000 shares of common stock may be issued. The plan consists of semiannual offerings commencing on the first day the Company's common stock was publicly traded and each subsequent offering commencing on January 1 and July 1 of each year. The maximum number of shares of common stock that may be purchased by an employee is determined on the first day of each offering period, as defined. The price at which the shares are purchased is the lower of 85% of the closing price on the first or last day of the offering period. As of December 31, 2000, an additional 644,000 shares were available under the plan for future purchase. During 2000, 1999 and 1998, the Company issued 144,000, 122,000 and 58,000 shares, respectively, under the Plan.

(8)   401 (K) PLAN

         In 1994, the Company established a plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan) covering all eligible employees, as defined. Participants in the 401(k) Plan may not contribute more than the lesser of specified statutory amount or 15% of his or her pretax total compensation. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company. The Company made no contributions during 2000, 1999 and 1998.

(9)   ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                             2000                   1999
                                          ----------             ----------
         Payroll and payroll related ...  $    1,251             $    1,289
         Taxes payable..................         837                    732
         Other .........................         802                    511
                                          ----------             ----------
                                          $    2,890             $    2,532
                                          ==========             ==========

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



(10)  SEGMENT REPORTING

         Prior to June 30, 2000, the Company had two reportable segments:
Desktop Management and Groupware. Management had organized the segments based on differences in products and services because each segment required different technology and marketing strategies. The Desktop Management segment included the ON Command CCM product line, which developed, marketed and supported enterprise desktop management products. The Groupware segment developed, marketed and supported real-time group scheduling products. Since June 30, 2000, information with respect to the Groupware segment is not included in the accompanying consolidated statements of operations (see Note 2 for a discussion of the disposition of the Groupware business).

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluated segment performance based on gross margin from operations and did not capture segment net income (loss) or segment assets.

         The following table illustrates segment operating data:


                                            Desktop
                                           Management   Groupware      Total
                                            --------    ---------     --------
2000
Net CCM and related products                $ 16,073     $   --       $ 16,073
CCM and related service and maintenance        6,633         --          6,633
Other                                            236         --            236
Revenue - MMI                                   --          3,405        3,405
                                            --------     --------     --------
Total revenue                                 22,942        3,405       26,347
Cost of revenue                                4,356           75        4,431
                                            --------     --------     --------
Gross margin                                  18,586        3,330       21,916


1999
Net CCM and related products                $ 17,993     $   --       $ 17,993
CCM and related service and maintenance        5,524         --          5,524
Other                                           --           --           --
Revenue - MMI                                   --          7,360        7,360
                                            --------     --------     --------
Total revenue                                 23,517        7,360       30,877
Cost of sales                                  4,786          645        5,431
                                            --------     --------     --------
Gross margin                                  18,731        6,715       25,446


1998
Net CCM and related products                $  8,176     $   --       $  8,176
CCM and related service and maintenance        3,124         --          3,124
Other                                           --          1,180        1,180
Revenue - MMI                                   --          7,530        7,530
                                            --------     --------     --------
Total revenue                                 11,300        8,710       20,010
Cost of revenue                                3,347          543        3,890
                                            --------     --------     --------
Gross margin                                   7,953        8,167       16,120

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


The following table represents geographic information:

                                         North
                                        America       Europe         Other      Elimination      Total
                                        --------     --------      --------      --------      --------

                               2000
Revenue from unaffiliated customers     $  9,286     $ 17,061      $   --        $   --        $ 26,347
 Transfers between geographic areas
                                             --           612          --            (612)          --
                                        --------     --------      --------      --------      --------
                        Total Sales        9,286       17,673          --            (612)       26,347

                Identifiable assets       23,361       13,751             2       (18,743)       18,371

                               1999
Revenue from unaffiliated customers     $ 14,036     $ 16,834      $      7      $   --        $ 30,877
 Transfers between geographic areas
                                           1,110         --            --          (1,110)         --
                                        --------     --------      --------      --------      --------
                        Total Sales       15,146       16,834             7        (1,110)       30,877

                Identifiable assets       56,685        9,153             2       (39,052)       26,788

                               1998
Revenue from unaffiliated customers     $ 10,335     $  9,670      $      5      $   --        $ 20,010
 Transfers between geographic areas
                                              20         --            --             (20)         --
                                        --------     --------      --------      --------      --------
                        Total Sales       10,355        9,670             5           (20)       20,010

                Identifiable assets       32,662        6,005             2       (24,000)       14,669

Transfers between geographic areas are accounted for equivalent to an arm's-length basis.

(11)  ELRON TRANSACTION

         On February 11, 1998, the Company received shareholder approval to sell and sold certain assets to Elron Software, Inc. Upon sale the Company received $8,273 of proceeds, net of transaction costs, and recorded a gain on sale of $6,518.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(12)  SCHEDULES OF VALUATION RESERVES

A summary of the reserve for doubtful accounts is as follows:

                                BALANCE,
                               BEGINNING   CHARGED                          BALANCE,
                                   OF         TO                              END
                                  YEAR     EXPENSE   WRITE-OFFS    OTHER    OF YEAR
                                 ------     ------     ------     ------     ------
Year ended December 31, 1998     $2,975     $   85     $2,106(1)             $  954
Year ended December 31, 1999     $  954     $   38     $1,026                $  666
Year ended December 31, 2000     $  666     $1,788     $  397     $  120(2)  $2,177


(1) Includes $1,500 of restructuring related write-offs.
(2) Relates to the reclassification of reserve for distributor inventories from current liabilities.

A summary of accrued restructuring is as follows:

                                BALANCE,
                               BEGINNING   CHARGED                              BALANCE,
                                   OF         TO      NON-CASH       CASH         END
                                  YEAR     EXPENSE   WRITE-OFFS  EXPENDITURES   OF YEAR
                                 ------     ------     ------      --------     ------
Year ended December 31, 1998     $2,225     $  --      $  --       $(2,080)     $  145
Year ended December 31, 1999     $  145     $  --      $  --       $   (49)     $   96
Year ended December 31, 2000     $   96     $  --      $  --       $   (51)     $   45

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(13)  SELECTED QUARTERLY INFORMATION (UNAUDITED)

2000                                                1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                                    -----------      -----------      -----------      -----------
Net CCM and related product revenue                 $     2,669      $     3,057      $     5,320      $     5,027
CCM and related service and maintenance revenue           1,440            1,641            1,652            1,900
Revenue--MMI                                              1,609            1,796             --               --
Other revenue                                              --               --                118              118
Cost of CCM and related product and service revenue         862              886            1,308            1,300
Cost of product revenue--MMI                                 34               41             --               --
MMI operating expenses                                      935            1,224             --               --
Loss from operations                                     (2,665)          (2,689)          (1,314)          (2,391)
Allocation to MMI                                          (640)            (531)            --               --
Net loss                                                 (3,125)          (3,094)            (755)          (2,462)
Loss per share--Basic                               $     (0.22)     $     (0.22)     $     (0.05)     $     (0.17)
Loss per share--Diluted                             $     (0.22)     $     (0.22)     $     (0.05)     $     (0.17)


1999                                                1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                                    -----------      -----------      -----------      -----------

Net CCM and related product revenue                 $     4,518      $     3,908      $     4,475      $     5,092
CCM and related service and maintenance revenue             858            1,441            1,628            1,597
Revenue--MMI                                              1,474            2,050            2,181            1,655
Other revenue                                              --               --               --               --
Cost of CCM and related product and service revenue         890            1,133            1,935              828
Cost of product revenue--MMI                                200              151              143              151
MMI operating expenses                                      789              672              564              651
(Loss) income from operations                              (979)          (1,217)            (300)             128
Allocation to MMI                                          --               --               --               --
Net (loss) income                                          (741)          (1,132)            (281)             155
Loss income per share--Basic                        $     (0.06)     $     (0.09)     $     (0.02)     $      0.01
Loss income per share--Diluted                      $     (0.06)     $     (0.09)     $     (0.02)     $      0.01

                                   SIGNATURES



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ON TECHNOLOGY CORPORATION

                                          /s/ Robert L. Doretti
                                          --------------------------
Date: March 27, 2001                      Name:  Robert L. Doretti
                                          Title: Chairman, President
                                                 and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

                                          /s/Steven R. Wasserman
                                          ----------------------
Date: March 27, 2001                      Name: Steven R. Wasserman
                                          Title: Vice President of Finance
                                                 and Chief Financial Officer


                                          /s/ John Cassarini
                                          ----------------------
Date: March 27, 2001                      Name: John Cassarini
                                          Title: Director



                                          /s/ Gina Bornino Miller
                                          -----------------------
Date: March 27, 2001                      Name: Gina Bornino-Miller
                                          Title: Director



                                          /s/ Robert P. Badavas
                                          -----------------------
Date: March 27, 2001                      Name: Robert P. Badavas
                                          Title: Director

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

10.16.+ Software License Agreement among ON Technology Corporation and e.g. Software, Inc. dated July 1, 1994, incorporated by reference to exhibit 10.16 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).
10.17.+ Software License Agreement among ON Technology Corporation, Integrity Software, Inc. and Integrity Software, Ltd. dated December 20, 1993, incorporated by reference to exhibit 10.17 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).
10.18+ Agreement by and between Database America Information Systems, Inc. and ON Technology Corporation dated July 6, 1995, incorporated by reference to exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562).
10.19.*+ Directors and officers liability insurance policies issued by SteadFast Insurance Company and Evanston Insurance Company incorporated by reference to exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1995.
10.20.+ Asset Purchase Agreement by and between ON Technology Corporation and Elron Software, Inc. dated October 29, 1997, incorporated by reference to the exhibit to the Company's current Report on Form 8-K as filed on January 9, 1998.
10.21+ Securities Purchase Agreement by and among ON Technology Corporation, Castle Creek Technology Partners LLC and Marshall Capital Management Inc. dated December 29, 1999, incorporated by reference to the exhibits to the company's current Report on Form 8-K as filed on January 3, 2000
10.22+ ON Technology Corporation Stock Purchase Warrant dated December 29, 1999, incorporated by reference to the exhibits to the Company's current Report on Form 8-K as filed on January 3, 2000.
10.23+ ON Technology Corporation Stock Purchase Warrant (Reset) dated December 29, 1999 incorporated by reference to the exhibits to the Company's current Report on Form 8-K as filed on January 3, 2000..
10.24+ Registration Rights Agreement by and among ON Technology Corporation, Castle Creek LLC and Marshall Capital Management Inc. dated December 29, 1999, incorporated by reference to the exhibits to the Company's current Report on Form 8-K as filed on January 3, 2000.
10.25+ Exchange Agreement by and between ON Technology Corporation and Castle Creek Technology Partners LLC dated December 18, 2000, incorporated by reference to the exhibits to the Company's current Report on Form 8-K as filed on December 21, 2000.
10.26+ Exchange Agreement by and between ON Technology Corporation and Marshall Capital Management, Inc. dated December 18, 2000, incorporated by reference to the exhibits to the Company's current Report on Form 8-K as filed on December 21, 2000.
10.27+ ON Technology Corporation Common Stock Purchase Warrant dated December 18, 2000 issued to Castle Creek Technology Partners LLC, incorporated by reference to the exhibits to the Company's current Report on Form 8-K as filed on December 21, 2000.
10.28+ ON Technology Corporation Common Stock Purchase Warrant dated December 18, 2000 issued to Marshall Capital Management, Inc, incorporated by reference to the exhibits to the Company's current Report on Form 8-K as filed on December 21, 2000.

10.29+ Promissory Note in the principal amount of $500,000 issued by ON Technology Corporation to Castle Creek Technology Partners LLC, incorporated by reference to the exhibits to the Company's current Report on Form 8-K as filed on December 21, 2000.
10.30+ Promissory Note in the principal amount of $500,000 issued by ON Technology Corporation to Marshall Capital Management, Inc, incorporated by reference to the exhibits to the Company's current Report on Form 8-K as filed on December 21, 2000.
10.31+ Mutual General Release between ON Technology Corporation and Castle Creek Technology Partners LLC, incorporated by reference to the exhibits to the Company's current Report on Form 8-K as filed on December 21, 2000.
10.32+ Mutual General Release between ON Technology Corporation and Marshall Capital Management, Inc, incorporated by reference to the exhibits to the Company's current Report on Form 8-K as filed on December 21, 2000.
10.33> * Stock Restriction Agreement between ON Technology Corporation and Robert L. Doretti, incorporated herein
10.34> *      Consulting Agreement between ON Technology Corporation and
              Robert L. Doretti, incorporated herein


21.0.         Subsidiaries of the registrant.
23.1.         Consent of Arthur Andersen LLP.


+  Previously filed

* Management contracts or compensatory plans or arrangements covering executive officers or directors of ON Technology Corporation.

>  Agreement filed with this report