Form 10-Q
period 2001-03-31
ON TECHNOLOGY CORP
filed 2001-05-11
CIK 925288

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended 31 March 2001

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

15,345,647 shares of the registrant's Common stock, $0.01 par value, were outstanding as of May 1, 2001.



                        THIS DOCUMENT CONTAINS 30 PAGES.

================================================================================

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                            FORM 10-Q, March 31, 2001

                                    CONTENTS

Item Number                                                               Page
-----------                                                               ----

                          PART I: FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
               Balance sheets:
                 March 31, 2001 and December 31, 2000                        3
               Statements of operations:
                 Three months ended March 31, 2001 and 2000                  4
               Statements of cash flows:
                 Three months ended March 31, 2001 and 2000                  5
               Notes to condensed consolidated financial statements       6-10

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           11-27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         28



                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                  29

Item 2.  Changes in Securities and Use of Proceeds                          29

Item 3.  Defaults Upon Senior Securities                                    29

Item 4.  Submission of Matters to a Vote of Security Holders                29

Item 5.  Other Information                                                  29

Item 6.  Exhibits and Reports on Form 8-K                                   29


SIGNATURES                                                                  30

ITEM 1:
                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)
                                                      MARCH 31,   DECEMBER 31,
                                                         2001         2000
                                                      ---------    ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                             $   7,502    $   9,437
Restricted cash                                           1,069        1,069
Accounts receivable, net of allowance
      of $1,091and $2,177, respectively                   3,645        5,561
Due from Meeting Maker, Inc. (MMI) (Note 8)                 120          103
Prepaid expenses and other current assets                   627          511
                                                      ---------    ---------
      Total current assets                               12,963       16,681
                                                      ---------    ---------
PROPERTY AND EQUIPMENT, AT COST:
Computers and equipment                                   5,150        5,013
Furniture and fixtures                                      257          257
Leasehold improvements                                      528          528
                                                      ---------    ---------
Less-Accumulated depreciation and amortization            4,483        4,213
                                                      ---------    ---------
                                                          1,452        1,585
                                                      ---------    ---------

Other assets and deposits                                   105          105
                                                      ---------    ---------
                                                      $  14,520    $  18,371
                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
CURRENT LIABILITIES
Accounts payable                                      $   1,991    $   2,705
Accrued expenses                                          2,650        2,890
Notes payable (Note 2)                                      765          875
Deferred revenue - short term                             3,244        3,777
                                                      ---------    ---------
      Total current liabilities                           8,650       10,247

Warrant liability (Note 2)                                2,148          987
Deferred revenue - long term                                218          235
                                                      ---------    ---------
        Total liabilities                                11,016       11,469
                                                      =========    =========

Commitments

STOCKHOLDERS' EQUITY:
Preferred stock, Authorized -
       2,000,000 shares Issued - none                        --           --
Common stock, $0.01 par value - Authorized -
       30,000,000 shares; Issued and outstanding -
       15,345,647 shares and 15,300,951 shares,
       respectively                                         153          153
Additional paid-in capital                               73,976       73,843
Deferred stock-based compensation                          (164)         (97)
Accumulated deficit                                     (70,838)     (67,130)
Accumulated other comprehensive income                      424          180
Treasury stock  (15,000 shares at cost)                     (47)         (47)
                                                      ---------    ---------
      Total stockholders' equity                          3,504        6,902
                                                      ---------    ---------
                                                      $  14,520    $  18,371
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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                           THREE MONTHS
                                                           ENDED MARCH 31,
                                                         2001         2000
                                                      ---------    ---------
REVENUE:
Net CCM and related products                          $   3,134    $   2,669
CCM and related service and maintenance                   1,985        1,440
Meeting Maker, Inc. (MMI)                                    --        1,609
Other                                                       118           --
                                                      ---------    ---------
       TOTAL REVENUE                                      5,237        5,718
                                                      ---------    ---------

OPERATING EXPENSES:
Cost of CCM and related products and service revenue        764          862
Cost of MMI revenue                                          --           34
Sales and marketing                                       3,076        2,753
Research and development                                  2,167        2,211
General and administrative                                1,235        1,588
MMI operating expenses                                       --          935
                                                      ---------    ---------
       LOSS FROM OPERATIONS                              (2,005)      (2,665)
                                                      ---------    ---------
Interest income, net                                         50          180
Other expense, net                                       (1,753)          --
                                                      ---------    ---------
       LOSS BEFORE ALLOCATION TO MMI
       AND PROVISION FOR INCOME TAXES                    (3,708)      (2,485)
                                                      ---------    ---------

Allocation to MMI (Note 8)                                   --         (640)
                                                      ---------    ---------
       LOSS BEFORE PROVISION FOR INCOME TAXES            (3,708)      (3,125)
                                                      ---------    ---------
Provision for income taxes                                   --           --
                                                      ---------    ---------
       NET LOSS                                       $  (3,708)   $  (3,125)
                                                      =========    =========

Basic net loss per share                              $   (0.24)   $   (0.22)
                                                      =========    =========

Diluted net loss per share                            $   (0.24)   $   (0.22)
                                                      =========    =========
Number of common weighted average shares
   outstanding - basic and diluted                   15,315,252   13,944,344
                                                     ==========   ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                         2001         2000
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $  (3,708)   $  (3,125)
Adjustments to reconcile net loss to net cash
  used in operating activities
  Depreciation and amortization                             264          164
  Amortization of deferred stock-based compensation          21          461
  Revaluation of notes payable                             (110)          --
  Warrant liability revaluation                           1,198           --
  Changes in assets and liabilities:
    Accounts receivable                                   1,896          527
    Prepaid expenses and other current assets              (117)        (319)
    Accounts payable                                       (817)        (140)
    Accrued expenses                                       (235)          26
    Due from MMI                                            (17)         640
    Deferred revenue                                       (530)         (37)
                                                      ---------    ---------
       NET CASH USED IN OPERATING ACTIVITIES             (2,155)      (1,803)
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                 (138)        (110)
                                                      ---------    ---------
       NET CASH USED IN INVESTING ACTIVITIES               (138)        (110)
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                  9          612
   Sale of stock under the Employee Stock
     Purchase Plan                                           --           57
                                                      ---------    ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES             9          669
                                                      ---------    ---------

Effect of exchange rates on cash and cash equivalents       349          (19)

NET DECREASE IN CASH AND CASH EQUIVALENTS                (1,935)      (1,263)
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              9,437       16,941
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $   7,502    $  15,678
                                                      =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for -
    Interest                                          $       7    $      --
                                                      =========    =========
    Income taxes                                      $      --    $      --
                                                      =========    =========
Non-Cash Investing and Financing Activities:
    Reclass of warrants to permanent equity
      upon exercise                                   $      37    $      --
                                                      =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, March 31, 2001
                      (in thousands, except per share data)
                                   (unaudited)

1.   Interim Financial Statements
     ----------------------------

     The accompanying unaudited (except for the balance sheet information as of December 31, 2000) condensed consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of March 31, 2001 and December 31, 2000, and results of operations for the three months ended March 31, 2001 and March 31, 2000. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

2.   Stockholders' Equity
     --------------------

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and hedging Activities" (SFAS No. 133), as amended by SFAS No. 138, which establishes a new model for accounting for derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The adoption of this statement did not have an impact on the company's consolidated financial position or results of operations.

     The Company entered into an Exchange Agreement with two institutional investors on December 18, 2000, under which the institutional investors agreed to exchange the warrants they had acquired in conjunction with their December 1999 equity investment for new warrants to purchase a total of 2,800,000 shares of the Company's common stock for $0.01 per share and for promissory notes from the Company totaling $1.0 million. The principal of the notes is due and payable on December 31, 2001. The notes will be forgiven if the Company has an effective registration statement for twenty days in the period of November 15, 2001 through December 31, 2001 and the average closing price for the shares of the Company's common stock on the last 20 days during such period when the registration statement is effective exceeds $3.00 per share. The Company has recorded the notes payable issued as part of the exchange for the outstanding warrants at fair value in the accompanying consolidated financial statements. The Company recognized the corresponding decrease in fair value of $110 as a credit to other expense in the Company's consolidated statement of operations for the quarter ended March 31, 2000.

     In September 2000, the Emerging Issues Task Force issued No. 00-19 (ETIF 00-19) "Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company's Own Stock" which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of ETIF 00-19, a contract designated as an asset or liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity and no fair value adjustments are required. In accordance with EITF Issue No. 00-19, the Company had determined that outstanding warrants as of December 31, 2000 to purchase 2,800,000 shares of the Company's common stock should be designated as a liability. Accordingly, the outstanding warrants have been recorded at fair value at each exercise and reporting period date with any changes in the fair value included in the results of operations. In January 2001, the institutional investors exercised a total of 33,778 warrants to purchase the Company's common stock through a cashless exercise for a net 33,196 shares of the Company's common stock. The Company recognized a charge of $1,197 related to an increase in the valuation of the warrants, which is included in other expense in the Company's consolidated statement of operations for the quarter ended March 31, 2001.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, March 31, 2001
                      (in thousands, except per share data)
                                   (unaudited)

     As required by the Exchange Agreements, ON filed a registration statement on Form S-3 covering the resale of the warrant shares, which has been declared effective by the Securities and Exchange Commission (SEC). If such registration statement is not available for resales of the warrant shares during the two-year period commencing with it's effective date for any reason outside of the control of the Investors, ON must pay each of Castle Creek and Marshall Capital a penalty in an amount equal to $7.5 for each day such registration statement is not effective.

3.   Concentration of Credit Risk
     ----------------------------

     SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. As of March 31, 2001 the Company had no significant off-balance-sheet or concentrations of credit risk. The Company's financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains the majority of cash balances with two financial institutions. The Company's accounts receivable credit risk is not concentrated within any geographic area. The Company recorded revenue of greater than 10% of total revenue and had significant accounts receivable balances for the quarters ended March 31, 2001 and 2000 from the following customers:

                                                      2001
                                        --------------------------------
                                                             Accounts
                                           Revenue          Receivable
                                        --------------    --------------
                         Customer A        10.3%                *
                         Customer B          **                 *

                                                     2000
                                        --------------------------------
                                                             Accounts
                                           Revenue          Receivable
                                        --------------    --------------
                        Customer A         11.6%                *
                        Customer B           **               19.8%


         * - ACCOUNTS RECEIVABLE FROM THIS CUSTOMER WERE LESS THAN 10% OF THE COMPANY'S TOTAL ACCOUNTS RECEIVABLE AT THE APPLICABLE PERIOD-END.

         ** - REVENUE DERIVED FROM THIS CUSTOMER WAS LESS THAN 10% OF THE COMPANY'S TOTAL REVENUE FOR THE APPLICABLE year.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, March 31, 2001
                      (in thousands, except per share data)
                                   (unaudited)

4.   Net Loss per Share
     ------------------

     The Company calculates net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. For the three months ended March 31, 2001 and 2000, respectively, stock options and warrants have been excluded from the diluted weighted average shares outstanding calculation, as their effect would be anti-dilutive.

Basic and diluted net losses per share as required by SFAS 128, are as follows:

                                                         Three Months
                                                        Ended March 31,
                                                 -----------------------------
                                                      2001            2000
                                                 -------------    ------------
Net loss                                         $     (3,708)    $    (3,125)

Basic weighted average shares outstanding              15,315          13,944
Weighted average common equivalent shares                 ---             ---
                                                 -------------    ------------
Diluted weighted average shares outstanding            15,315          13,944
                                                 =============    ============


Basic and diluted net loss per share             $      (0.24)    $     (0.22)
                                                 =============    ============

Anti-dilutive securities, that were not
  included in the above table are as follows:

Stock options and warrants                              5,732           2,418
                                                 =============    ============

5.   Reporting Comprehensive Income
     ------------------------------

     The Company adopted SFAS 130, "REPORTING COMPREHENSIVE INCOME", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended March 31, 2001 and March 31, 2000, comprehensive loss would have been $244 less and $138 greater, respectively, than the reported net loss, due to foreign currency translation adjustments.

6.   Segment Reporting
     -----------------

     Prior to June 30, 2000, the Company had two reportable segments: Desktop Management and Groupware. Management had organized the segments based on differences in products and services because each segment required different technology and marketing strategies. The Desktop Management segment included the ON Command CCM product line, which developed, marketed and supported enterprise desktop management products. The Groupware segment developed, marketed and supported real-time group scheduling products. Since June 30, 2000 the Company has not included information with respect to the Groupware segment. (see Note 7 for a discussion of the disposition of the Groupware segment).

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, March 31, 2001
                      (in thousands, except per share data)
                                   (unaudited)


     The Company evaluates segment performance based on gross margin and does not capture segment net income (loss) or segment assets.

     The following table illustrates segment-operating data for the three months ended March 31, 2001 and 2000, respectively.

             THREE MONTHS ENDED,                      DESKTOP        GROUPWARE        TOTAL
                 MARCH 31,                           MANAGEMENT
                   2001
                   ----
Net CCM and related products                         $    3,134     $       --     $    3,134
CCM  and related service and maintenance                  1,985             --          1,985
Meeting Maker, Inc.                                          --             --             --
Other                                                       118             --            118
                                                     ----------     ----------     ----------
Total revenue                                             5,237             --          5,237
Cost of revenue                                             764             --            764
                                                     ----------     ----------     ----------
Gross margin                                         $    4,473     $       --     $    4,473

                   2000
                   ----
Net CCM and related products                         $    2,669     $       --     $    2,669
CCM  and related service and maintenance                  1,440             --          1,440
Meeting Maker, Inc.                                          --          1,609          1,609
Other                                                        --             --             --
                                                     ----------     ----------     ----------
Total revenue                                             4,109          1,609          5,718
Cost of revenue                                             862             34            896
                                                     ----------     ----------     ----------
Gross margin                                         $    3,247     $    1,575     $    4,822

7.   Disposition of Meeting Maker Business
     -------------------------------------

     On January 3, 2000 the Company signed an asset purchase agreement with a newly organized privately held company named Meeting Maker, Inc. (MMI) to sell the Company's Groupware business (Meeting Maker) subject to the approval of the Company's stockholders and certain other conditions. In connection with the asset purchase agreement, the Company entered into a management agreement, also dated January 3, 2000, in which the Company transferred effective control of the Groupware business (Meeting Maker) to MMI. ON has had no risk of ownership related to the operating results from the Groupware business since January 3, 2000 and has included the results of operations of MMI and allocated 100% of the net income (loss) to MMI for the period January 3, 2000 to June 30, 2000. The Company did not receive the required number of shareholder votes to approve the Meeting Maker transaction at the May 26, 2000 Special Meeting of Shareholders. As a result, the Company entered into a license agreement with MMI effective June 30, 2000, which, among other things, terminated the previously negotiated sale arrangement and provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code). The Company receives quarterly royalty payments, subject to certain minimums, from MMI in connection with the exclusive license. At any time during the license period, MMI has the ability to exercise a buyout option for the remaining minimum payments plus an additional fee. The Company is recognizing the royalty fees as earned ($118 during the quarter ended March 31, 2001) as other revenue in the accompanying condensed consolidated statements of operations.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, March 31, 2001
                      (in thousands, except per share data)
                                   (unaudited)

8.   Line of Credit
     --------------

     As of March 31, 2001, the Company had a $1,069 letter of credit guarantee outstanding securing its Waltham, Massachusetts leased facility. The Company is required to maintain a cash balance of $1,069 as collateral for this guarantee. This amount is shown as restricted cash as of March 31, 2001 in the accompanying condensed consolidated financial statements. At March 31, 2001, the Company has no line of credit arrangement.

9.   Reclassifications
     -----------------

     Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

10.  Recent Accounting Pronouncements
     --------------------------------

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES". Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31, 2001. The Company is currently evaluating the impact of SFAS No. 140 on its financial statements and related disclosures, but does not expect that any impact will be material.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ON Technology Corporation and its subsidiaries ("ON" or the "Company") provide remote software management solutions for desktops, mobile PCs, handhelds and servers. The Company's principal product, ON Command CCM(R), or CCM, is used by enterprise IT organizations and service providers to rapidly deliver business-critical software over corporate networks. Our products are designed to reduce operational costs while enhancing both IT productivity and end-user satisfaction.

     As described in Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q, on December 30, 1999, the Company closed a $12 million private placement of common stock and warrants to two institutional investors, and on December 18, 2000, the Company and such investors entered into exchange agreements relating to the exchange of certain of the warrants issued to such investors in 1999 for new warrants and promissory notes.

     Prior to June 30, 2000, the Company had two reportable segments: Desktop Management and Groupware. The Desktop Management segment included the ON Command CCM product line and the Groupware segment developed, marketed and supported real-time group scheduling products. On January 3, 2000, the Company signed an asset purchase agreement with a newly organized privately-held company named Meeting Maker, Inc. (MMI) to sell the Company's Groupware business (Meeting Maker) subject to the approval of the Company's stockholders. In connection with the asset purchase agreement, the Company entered into a management agreement, also dated January 3, 2000, in which the Company transferred effective control of the Groupware business (Meeting Maker) to MMI. ON had no risk of ownership related to the operating results from the Groupware business since January 3, 2000 and had included the results of operations of MMI and allocated 100% of the net income (loss) to MMI for the period January 3, 2000 to June 30, 2000. The Company did not receive the required number of shareholder votes to approve the Meeting Maker transaction.

     As a result, the Company entered into a license agreement with MMI effective as of June 30, 2000 which, among other things, terminated the previously negotiated sale arrangement and provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code). The Company receives quarterly royalty payments, subject to certain minimums, from MMI in connection with the exclusive license. At any time during the license period, MMI has the ability to exercise a buyout option for the remaining minimum payments plus an additional fee. The Company is recognizing the royalty fees as earned ($118,000 during the quarter ended March 31, 2001) in other revenue.

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION. Software licenses consist principally of revenue earned under perpetual software license agreements and are generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement. Revenue under such arrangements, which may include multiple software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services.

     Service revenue from time and expense contracts and consulting and training revenue are recognized as the related services are performed.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                                    THREE MONTHS ENDED
                                           ------------------------------------
                                                MARCH 31,          MARCH 31,
                                                  2001               2000
                                           ----------------- ------------------
Revenue:
     Net CCM and related products                    59.8 %             46.7 %
     CCM related service and maintenance             37.9 %             25.2 %
     Meeting Maker, Inc. (MMI)                          ---             28.1 %
     Other                                            2.3 %                ---
                                           ----------------- ------------------
       Total revenue                                100.0 %            100.0 %
                                           ----------------- ------------------
Operating expenses:
     Cost of CCM and related products
        and service revenue                          14.6 %             15.1 %
     Cost of MMI revenue                                ---              0.6 %
     Sales and marketing                             58.7 %             48.1 %
     Research and development                        41.4 %             38.7 %
     General and administrative                      23.6 %             27.8 %
     MMI operating expenses                             ---             16.3 %
                                           ----------------- ------------------
Loss from operations                                (38.3)%            (46.6)%
Interest income, net                                  1.0 %              3.1 %
Other expense, net                                  (33.5)%               ---
                                           ----------------- ------------------
Loss before allocation to MMI and
   provision for income taxes                       (70.8)%            (43.5)%
                                           ----------------- ------------------
Allocation to MMI                                       ---            (11.2)%
                                           ----------------- ------------------
Loss before provision for income taxes              (70.8)%            (54.7)%
                                           ----------------- ------------------
Provision for income taxes                              ---               ---
                                           ----------------- ------------------
Net loss                                            (70.8)%            (54.7)%
                                           ================= ==================

NET CCM AND RELATED PRODUCTS. The Company's net CCM and related products revenue is derived primarily from the licensing of software products. For the three months ended March 31, 2001, this revenue increased $465 thousand or 17% from the same period in 2000, primarily due to growth in the CCM business.

CCM RELATED SERVICE AND MAINTENANCE. The Company's CCM related service and maintenance revenue consists of maintenance revenue, training and professional services. This revenue increased by $545 thousand or 38% from the three months ended March 31, 2000 to 2001. The increase was primarily due to an increase in consulting services both in the US and overseas. The Company's operating plan for 2001 projects continued growth in the Company's consulting business over 2000.

MEETING MAKER, INC. (MMI). The Company's MMI revenue consists of product, maintenance, training, and professional services revenue associated with the Meeting Maker product prior to its license to MMI on July 1, 2000. For the quarter ended March 31, 2001, there was no MMI revenue. Revenue - MMI for 2000 consisted of revenue achieved during the first three months of the year under a management agreement entered into between the Company and MMI. The Company does not anticipate any additional MMI revenue.

OTHER. For the three months ended March 31, 2001, the Company's other revenue consists of a $118 thousand royalty associated with the licensing of the Company's Meeting Maker technology to Meeting Maker, Inc. (MMI).

COST OF CCM AND RELATED PRODUCTS AND SERVICE REVENUE. Cost of CCM and related products and service revenue consists primarily of expenses associated with product documentation, production and fulfillment costs, direct consulting and training costs, and royalty and license fees associated with products that are licensed from third party developers. In addition, for 2000, cost of CCM and related products and service revenue included the amortization of purchased intangibles. For the three months ended March 31, cost of CCM and related products and service revenue, as a percentage of total revenue (excluding MMI revenue), was 15% and 21% for 2001 and 2000, respectively. This decrease was due to increased revenue in higher margin software and maintenance areas and a $35 thousand decrease in amortization of purchased intangibles in 2001 over 2000, as amounts were fully amortized in 2000.

COST OF MMI REVENUE. Cost of MMI revenue consists primarily of expenses associated with product documentation, production and fulfillment costs associated with the Meeting Maker product. For the three months ended March 31, cost of MMI revenue decreased by $34 thousand from 2001 to 2000 due to the licensing of the Meeting maker product in 2000. The Company does not anticipate any additional cost of MMI revenue in the future as the technology has been exclusively licensed to MMI.

SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail and telemarketing campaigns and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of public relations, trade shows, conferences, travel and the telephone and information technology costs associated with sales activities. Sales and marketing expense increased by $323 thousand and declined as a percentage of total revenue (excluding MMI revenue) from 67% for the first three months of 2000 to 59% for the same period in 2001. The increased spending is due to the increased use of sales consultants overseas as well as increased marketing spending of $125 thousand in 2001.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products and costs associated with providing indirect technical support, training and consulting. Related expenses also include certain information technology costs. Research and development expenses decreased $44 thousand and declined as a percentage of total revenue (excluding MMI revenue) from 67% for the first three months of 2000 to 42% for the same period in 2001. The dollar decrease is due to reduced consulting costs of $290 thousand offset by increased salaries of $263 thousand resulting from the hiring of 12 additional employees to limit the Company's reliance on external resources.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation and the continued administrative expense associated with the Company's foreign operations, executive support costs, accounting operations, planning, investor relations and business development operations. General and administrative expense decreased approximately $350 thousand during the first three months of 2001 from the same period in 2000. This resulted from non-cash stock compensation expense that was $440 thousand lower in the first quarter of 2001 as compared to the same period in 2000 due to grants in 2000 to consultants and certain key executives. This decrease in 2001 was partially offset by increased professional fees.

INTEREST INCOME, NET. For the three months ended March 31, 2001, net interest income decreased approximately $130 thousand from the same period in 2000. This decrease was due to decreased average cash balances resulting from negative operating cash flows.

OTHER EXPENSE, NET. Other expense, net in 2001 consisted primarily of non-cash charges from the revaluation of the warrant liability, notes payable and the exchange rate impact on intercompany obligations expected to ultimately be settled. As the Company's stock price increased from its December 2000 close, the Company recognized a $1.2 million charge on the unexercised warrants granted to the institutional investors in December 2000. The change in the Company's stock price also resulted in non-cash income of $110 thousand from the revaluation of the notes payable to these institutional investors (see Note 2 of the notes to the condensed consolidated financial statements in this Form 10-Q for a more complete discussion of these transactions).

Due to a weakening of the Deutsche Mark against the dollar, the Company recognized a non-cash charge of $664 thousand on its intercompany obligations, which the Company expects to ultimately be settled. The Company is evaluating hedging alternatives and is working with its advisors and financial institutions to develop a strategy to repatriate funds while minimizing foreign exchange losses and income taxes.

The Company has no control over the timing of the exercise of the institutional warrants. Therefore, if the Company's stock price should increase, additional charges will be recorded until the warrants are exercised or upon their expiration in December 2004. Revaluation of the notes payable will continue until December 2001, when the notes become payable if the stock price does not reach the levels discussed in Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q. The notes are currently valued at $765 thousand.

INCOME TAXES. Due to the Company's net operating loss position both domestically and internationally, no tax provision was recorded for the quarters ended March 31, 2001 or 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through private and public placements of capital stock and the net proceeds received from the sale of product lines. At March 31, 2000 and 2001 the Company had available cash and cash equivalents of $15.7 million and $7.5 million, respectively, and working capital of $13.1 million and $4.3 million, respectively. As of March 31, 2001, the Company had restricted cash of $1.1 million securing the Company's Waltham, Massachusetts facility lease.

     Net cash used in operating activities for the quarters ended March 31, 2000 and 2001 was $1.8 million and $2.2 million, respectively. In 2000, net cash used in operating activities consisted mainly of a net loss of $3.1 million offset by $620 thousand in depreciation and amortization and an increase of $640 thousand in the amount due to Meeting Maker. In 2001, net cash used in operating activities consisted mainly of a net loss of $3.7 million offset by non-cash charges for the unexercised warrants and notes payable of $1.1 million and depreciation and amortization of $264 thousand.

     Net cash used in investing activities for the quarters ended March 31, 2000 and 2001 was $138 thousand, and $110 thousand, respectively. Both of these amounts related primarily to the purchase of computer equipment.

     Net cash provided by financing activities for the quarters ended March 31, 2000 and 2001 was $669 thousand and $9 thousand, respectively. In 2000, this cash activity resulted from the exercise of stock options of $612 thousand and the sale of stock under the Employee Stock Purchase Plan of $57 thousand. In 2000, this cash activity resulted from the exercise of stock options.

     Management's 2001 operating plan forecasts that the Company will continue to experience operating losses and negative cash flows at least until the second half of 2001. Based on these assumptions, management believes its has sufficient cash to fund its operations for 2001. If the Company is unable to attain forecasted revenue levels or management is unable to reduce expenses, the Company would have to seek external equity or debt financing to continue its operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Report on Form 10-Q contains forward-looking statements within the meaning of the Federal Securities Laws. In addition, from time to time, management may make forward-looking statements in press releases, in other public discussions and in other documents that we file with the Securities and Exchange Commission (including those documents incorporated by reference into this Form 10-Q). The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. You can identify forward-looking statements by the words "may," "believes," "anticipates," "plans," "expects," "estimates" and similar expressions. Our forward-looking statements are based on currently available information and management's expectations of future results but necessarily involve certain assumptions. We caution readers that our assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from our expectations. Below we describe some of the important factors that could affect our revenue or results of operations

THE COMPANY IS CURRENTLY EXPERIENCING CASH FLOW DEFICITS AND MAY CONTINUE TO EXPERIENCE CASH FLOW DEFICITS IN THE FORESEEABLE FUTURE.

     For the quarter ended March 31, 2001, ON had operating losses of approximately $2.0 million, producing significant negative cash flow. Management's 2001 operating plan forecasts that the Company will continue to experience operating losses and negative cash flows at least until the second half of 2001. Based on these assumptions, management believes its has sufficient cash to fund its operations for 2001. If the Company is unable to attain forecasted revenue levels or management is unable to reduce expenses, the Company would have to seek external equity or debt financing to continue its operations. There can be no assurance that we will be able to secure such external financing.

OUR MARKETING REQUIRES SIGNIFICANT INVESTMENTS

     Sales of products require significant up-front investments in marketing, technical and financial resources. We have adopted a marketing strategy using both direct and indirect sales forces and an in-field service organization. This strategy requires significant investments in marketing and technical personnel, retraining of existing personnel, ongoing product development and creation of an in-field service organization. We have developed valuable marketing and service experience and expertise in Europe and, recently, in the United States. However, there can be no assurance that we will be able to continue to expand and apply such experience and expertise to our target market.

THE COMPANY DERIVES A SIGNIFICANT PORTION OF ITS REVENUE FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS

     For the three months ended March 31, 2001, one customer accounted for $540 thousand, or 10.3% of total revenue. During the year ended December 31, 2000, two customers accounted for $6.3 million of On Command CCM revenue or 24.0% of total revenues. It is possible that in the future other customers will account for more than 10% of ON's total revenue. The loss of significant customers could have a materially adverse effect on the Company's results of operations.

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

     In recent years, the market for enterprise software solutions has been characterized by rapid technological change, frequent new product announcements and introductions and evolving industry standards. In response to advances in technology, customer requirements have become increasingly complex, resulting in industry consolidation of product lines offering similar or related functionality. In particular, we believe that a market exists for integrated enterprise-wide infrastructure management solutions. However, the existence of such a market is unproven. If such a market does not fully develop, this could have a materially adverse effect on our business, results of operations and financial condition. Regardless of the development of a market for integrated infrastructure management solutions, factors adversely affecting the pricing of, demand for, or market acceptance of our enterprise desktop management applications could have a material adverse effect on our business, results of operations and financial condition.

IF WE DO NOT RESPOND ADEQUATELY TO OUR INDUSTRY'S EVOLVING TECHNOLOGY STANDARDS, OR DO NOT CONTINUE TO MEET THE SOPHISTICATED NEEDS OF OUR CUSTOMERS, SALES OF OUR PRODUCTS MAY DECLINE

     As a result of rapid technological change in our industry, product advances can quickly erode our position in existing markets or other markets that we may enter. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs and respond to competitive products. Our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments.

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

ERRORS IN OUR PRODUCTS COULD RESULT IN SIGNIFICANT COSTS TO US AND COULD IMPAIR OUR ABILITY TO SELL OUR PRODUCTS

     Because our software products are complex, these products may contain errors that could be detected at any point in a product's life cycle. In the past, we have discovered software errors in certain of our products and have experienced delays in shipment of our products during the period required to correct these errors. Despite testing by ON and by current and potential customers, errors in our products may be found in the future. Detection of such errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation or increased service and warranty costs. If any of these results were to occur, our business, operating results and financial condition could be materially adversely affected.

IN THE FUTURE, INCLUSION OF FUNCTIONS PROVIDED BY OUR PRODUCTS IN SYSTEM SOFTWARE AND APPLICATION SUITES MAY AFFECT OUR COMPETITIVE POSITION

     In the future, vendors of operating system software and applications sold for a single price (generally referred to as application suites) may continue to enhance their products to include functions that are currently provided by our products. In addition, some vendors may bundle these products in their existing application suites at no additional charge. The widespread inclusion of the functions provided by our products as standard features of operating system software could render our products obsolete and unmarketable particularly if the quality of such functions were comparable to the functions offered by our products. Furthermore, even if the software functions provided as standard features by operating systems are more limited than those of our products, there is no assurance that a significant number of customers would not elect to accept such functions instead of purchasing additional software. If we were unable to develop new software products to further enhance operating systems and to successfully replace any obsolete products, our business, financial condition, prospects and results of operations could be materially and adversely affected.

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

     The widespread inclusion of the functionality of the Company's products as standard features of Microsoft operating systems software could render the Company's products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of the Company's products. If the Company were unable to develop new functionality or unique applications for its technology to successfully replace any obsolete products, the Company's business, condition (financial or otherwise), prospects and results of operations could be materially and adversely affected.

     The market for our products is highly competitive and diverse. The technology for remote software management products can change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered. The Company has faced competition from a number of sources, including:

o Large and established companies such as Microsoft, Computer Associates International and IBM/Tivoli which offer remote software delivery and management capabilities as part of their systems management, or network management frameworks;

o Software companies and others who provide software management utilities and suites such as Symantec, Intel, and Altiris;

o Hardware suppliers such as IBM, Hewlett-Packard, and Compaq that offer or bundle software management capabilities in conjunction with their hardware offerings; and

o The internal information technology departments of those companies with infrastructure management needs.

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

     Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources than the Company has. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products than the Company can. The Company may not be able to compete successfully against current and future competitors. In addition, competitive pressures faced by the Company may materially adversely affect the Company's business, operating results and financial condition.

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

     Based on 2001 forecasts, our product development, marketing and sales costs for our current products are approximately $1,750,000 to $2,000,000 per month. Based on our existing cash and forecasted revenue, we believe that we have enough cash to fund these costs through 2001. There can be no assurance that our estimate of the marketing, sales and product development costs of the CCM products is correct, or that these costs will not exceed our available financial resources, or that we will be able to locate additional sources of financing, if and when needed.

OUR INCREASING RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

     For the quarter ended March 31, 2001, total revenue from international licenses (license revenue from outside the United States) represented approximately 44% of our total revenue and 73% of our net CCM and related products revenue. For the fiscal year 2000, total revenue from international licenses represented approximately 32% of our total revenue and 53% of our net CCM and related products revenue. We expect that international revenue will continue to constitute a significant portion of our total revenue in the future. Accordingly, a significant percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for our products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a materially adverse effect on our future international license revenue.

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

     A large portion of our business is conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future operating results. We may continue to experience currency losses in the future. We may implement a foreign exchange hedging program, consisting principally of purchases of one-month forward-rate currency contracts. However, our hedging activities may not adequately protect us against the risks associated with foreign currency fluctuations.

     On January 1, 1999, certain member states of the European Economic Community (the "EEC") fixed their respective currencies to a new currency, the euro. On that date, the euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states will be conducted in both the existing national currencies, such as the French franc or deutsche mark and the euro. Issues related to the introduction of the euro may materially adversely affect our business, operating results and financial condition.

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

o changes in the mix of revenue attributable to domestic and international sales;

o    the impact of acquisitions of competitors;

o    seasonal trends;

o    the cancellations of licenses or maintenance agreements;

o    product life cycles, software defects and other product quality problems;
     and

o    personnel changes.

     We have often recognized a substantial portion of our revenue in the last month or weeks of a quarter. As a result, license revenue in any quarter is substantially dependent on orders booked and shipped in the last month or weeks of that quarter. Due to the foregoing factors, quarterly revenue and operating results are not predictable with any significant degree of accuracy. In particular, the timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery. The timing between initial customer contact and fulfillment of criteria for revenue recognition can be lengthy and unpredictable, and revenue in any given quarter can be adversely affected as a result of such unpredictability. In the event of any downturn in potential customers' businesses or the economy in general, planned purchases of our products may be deferred or canceled, which could have a material adverse effect on our business, operating results and financial condition.

OUR SALES CYCLE IS LONG AND UNPREDICTABLE, AND POTENTIAL DELAYS IN THE CYCLE MAKE OUR REVENUE SUSCEPTIBLE TO FLUCTUATIONS

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

SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS MAY AFFECT OUR QUARTERLY OPERATING RESULTS

     Our business has experienced and is expected to continue to experience seasonality. Our revenue and operating results in our December quarter typically benefit from purchase decisions made by the large concentration of customers with calendar year-end budgeting requirements, and from the efforts of our sales force to meet fiscal year-end sales quotas. In addition, we are currently attempting to expand our presence in international markets, including Europe. International revenue comprises a significant percentage of our total revenue, and we may experience additional variability in demand associated with seasonal buying patterns in such foreign markets.

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

o likelihood that future acquisitions will require purchase accounting resulting in increased intangible assets and goodwill, substantial amortization of such assets and goodwill, and a negative impact on reported earnings; and

o    potential dilutive effect on earnings.

     The risks described above, either individually or in the aggregate, could materially adversely affect our business, operating results and financial condition. Future acquisitions, if any, could provide for consideration to be paid in cash, shares of ON common stock or a combination of cash and ON common stock.

OUR ABILITY TO MANAGE GROWTH WILL AFFECT OUR ABILITY TO ACHIEVE AND MAINTAIN PROFITABILITY

     Total CCM and related products revenue grew significantly from 1998 to 1999, increasing from $11.3 million to $23.5 million, respectively. In fiscal 2000 total CCM and related products revenue decreased slightly from 1999 levels, to $22.9 million. If we achieve our growth plans, such growth may burden our operating and financial systems. This burden will require large amounts of senior management attention and will require the use of other ON resources. Our ability to compete effectively and to manage future growth (and our future operating results) will depend in part on our ability to implement and expand operational, customer support, and financial control systems and to expand, train, and manage our employees. In particular, in connection with acquisitions, we will be required to integrate additional personnel and to augment or replace existing financial and management systems. Such integration could disrupt our operations and could adversely affect our financial results. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to do so could materially adversely affect our business, operating results and financial condition.

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

     We have obtained registrations in the United States for the following trademarks: ON Technology, Meeting Maker, CCM, ON Command CCM, Notework, DaVinci Systems, ON Technology & Design, ON Location and Instant Update. We have only obtained registration for the trademark "ON Command CCM" in the European Union and Australia and for "ON Command" in Canada. As a result, we may not be able to prevent a third party from using our trademarks in many foreign jurisdictions. We have not to date registered any of our copyrights.

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

     We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws provide only limited protection. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our data model and other proprietary information underlying our licensed applications. Such means of protecting our proprietary rights may not be adequate. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while we do not expect software piracy to be a persistent problem, some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources, and could materially adversely affect our business, operating results and financial condition.

THIRD PARTIES COULD ASSERT, FOR COMPETITIVE OR OTHER REASONS, THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, AND SUCH CLAIMS COULD INJURE OUR REPUTATION, CONSUME TIME AND MONEY AND ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS

     While we are not aware that any of our software product offerings infringe the proprietary rights of third parties, third parties may claim infringement with respect to our current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements may not be available on acceptable terms, or at all. As a result, infringement claims could have a material adverse effect on our business, operating results and financial condition.

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

WE WILL NEED TO RECRUIT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL TO SUCCESSFULLY GROW OUR BUSINESS

     Our future success will likely depend in large part on our ability to attract and retain additional highly skilled technical, sales, management and marketing personnel. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel. New employees generally require substantial training in the use of our products. We may not succeed in attracting and retaining such personnel. If we do not, our business, operating results and financial condition could be materially adversely affected.

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

     ON is subject to the anti-takeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. The Delaware law prevents certain Delaware corporations, including ON, from engaging, under certain circumstances, in a "business combination" with any "interested stockholder" for three years following the date that such stockholder became an interested stockholder. For purposes of Delaware law, a "business combination" includes, among other things, a merger or consolidation involving ON and the interested stockholder and the sale of more than 10% of ON's assets. In general, Delaware law defines an "interested stockholder" as any entity or person beneficially owning 15% or more of the outstanding voting stock of a company and any entity or person affiliated with or controlling, or controlled by such entity or person. Under Delaware law, a Delaware corporation may "opt out" of the anti-takeover provisions. ON has not "opted out" of the anti-takeover provisions of Delaware law.

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

     In the past, the market price of our common stock has varied greatly and the volume of our common stock traded has fluctuated greatly as well. We expect such fluctuation to continue. The fluctuation results from a number of factors including:

o any shortfall in revenue or net income from revenue or net income expected by securities analysts;

o    announcements of new products by ON or our competitors;

o quarterly fluctuations in our financial results or the results of other software companies, including those of our direct competitors;

o changes in analysts' estimates of our financial performance, the financial performance of our competitors or the financial performance of software companies in general;

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, stock price risk based on ON's future common stock price and investment changes.

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

     FOREIGN CURRENCY RISK. International revenue from the Company's foreign subsidiaries and other foreign sources for the quarter ended March 31, 2001 were approximately 80% of total revenue. International sales are made primarily from the Company's subsidiary in Germany and are denominated in the local currency. Accordingly, the Company's German subsidiary uses the local currency as its functional currency. The Company's international business is subject to risk typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

     ON'S STOCK PRICE RISK. In accordance with EITF 00-19, the outstanding warrants resulting from the Exchange Agreements, described in Note 2 of the notes to the condensed consolidated financial statements in this Form 10-Q, have been recorded at fair value at each exercise and reporting period date with any changes in the fair value included in the results of operations. The Company calculates the fair value of these warrants using the Black-Scholes option-pricing model, for which ON's stock price and volatility are factors.

     The principal amount of the notes received by the Investors resulting from the Exchange Agreements, as described in Note 2 of the notes to the condensed consolidated financial statements in this Form 10-Q, is due and payable on December 31, 2001, unless a registration statement covering all the shares of the Company's common stock that are entitled to be registered under the Exchange Agreements is effective for not less than 20 trading days during the period beginning November 15, 2001 and ending December 31, 2001 (the "Measurement Period") and the average closing price of the Company's common stock for the last 20 trading days during the Measurement Period when such registration statement is effective exceeds $3.00 per share (as adjusted to reflect any stock splits, reverse stock splits, stock dividends or similar events).

     INVESTMENT RISK. The Company may invest in the future in the equity instruments of privately held companies for business and strategic purposes. However, as of March 31, 2001, the Company holds no such material investments. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, March 31, 2001



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

Item 3.    Defaults Upon Senior Securities
           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           Not Applicable

Item 5.    Other Information
           NONE

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits
                 NONE

           (b)   Reports on Form 8-K
                 Not Applicable

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, March 31, 2001



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ON TECHNOLOGY CORPORATION


                                /s/ Robert L. Doretti
                                --------------------------------------------
Date: May 11, 2001              Name:    Robert L. Doretti
                                Title:   Chairman, President, and
                                         Chief Executive Officer



                                /s/ Steven R. Wasserman
                                --------------------------------------------
Date: May 11, 2001              Name:    Steven R. Wasserman
                                Title:   Vice President of Finance,
                                         Chief Financial Officer and
                                         Chief Accounting Officer