Form 10-Q
period 2001-06-30
ON TECHNOLOGY CORP
filed 2001-08-14
CIK 925288

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended 30 June 2001

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

                                  Waltham Woods
                          880 Winter Street, Building 4
                        Waltham, Massachusetts 02451-1449
                                (781) 487 - 3300
                                ----------------
             (Address and telephone of principal executive offices)

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

15,413,721 shares of the registrant's Common stock, $0.01 par value, were outstanding as of August 6, 2001.

================================================================================

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                            FORM 10-Q, June 30, 2001

                                    CONTENTS

Item Number                                                                Page
-----------                                                                ----

                          PART I: FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
              Balance sheets:
               June 30, 2001 and December 31, 2000                           3
              Statements of operations:
               Three and six months ended June 30, 2001 and 2000             4
              Statements of cash flows:
               Six months ended June 30, 2001 and 2000                       5
              Notes to condensed consolidated financial statements        6-11

Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 12-27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         28

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                  29

Item 2.  Changes in Securities and Use of Proceeds                          29

Item 3.  Defaults Upon Senior Securities                                    29

Item 4.  Submission of Matters to a Vote of Security Holders            29- 30

Item 5.  Other Information                                                  30

Item 6.  Exhibits and Reports on Form 8-K                                   30

SIGNATURES                                                                  31

EXHIBIT INDEX                                                               32

ITEM 1:
                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                   JUNE 30,    DECEMBER 31,
                                                                     2001          2000
                                                                   --------      --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                          $  5,475      $  9,437
Restricted cash                                                       1,069         1,069
Accounts receivable, net of allowance
       of $1,094 and $2,177, respectively                             4,851         5,561
Due from Meeting Maker, Inc. (MMI) (Note 7)                               3           103
Prepaid expenses and other current assets                               532           511
                                                                   --------      --------
       Total current assets                                          11,930        16,681
                                                                   --------      --------
PROPERTY AND EQUIPMENT, AT COST:
Computers and equipment                                               5,207         5,013
Furniture and fixtures                                                  257           257
Leasehold improvements                                                  528           528
                                                                   --------      --------
Less-Accumulated depreciation and amortization                        4,662         4,213
                                                                   --------      --------
                                                                      1,330         1,585
                                                                   --------      --------

Other assets and deposits                                               149           105
                                                                   --------      --------
                                                                   $ 13,409      $ 18,371
                                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                   $  1,995      $  2,705
Accrued expenses                                                      2,623         2,890
Notes payable (Note 2)                                                  870           875
Deferred revenue - short term                                         3,575         3,777
                                                                   --------      --------
       Total current liabilities                                      9,063        10,247

Warrant liability (Note 2)                                             --             987
Deferred revenue - long term                                            124           235
                                                                   --------      --------
        Total liabilities                                             9,187        11,469
                                                                   --------      --------

Commitments

STOCKHOLDERS' EQUITY:
Preferred stock, Authorized - 2,000,000 shares
       Issued- none                                                    --            --
Common stock, $0.01 par value - Authorized - 30,000,000 shares
       Issued and outstanding - 15,345,647 shares
       and 15,300,951 shares, respectively                              153           153
Additional paid-in capital                                           75,917        73,843
Deferred stock-based compensation                                      (151)          (97)
Accumulated deficit                                                 (72,203)      (67,130)
Accumulated other comprehensive income                                  553           180
Treasury stock  (15,000 shares at cost)                                 (47)          (47)
                                                                   --------      --------
       Total stockholders' equity                                     4,222         6,902
                                                                   --------      --------
                                                                   $ 13,409      $ 18,371
                                                                   ========      ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                   THREE MONTHS                         SIX MONTHS
                                                                  ENDED JUNE 30,                      ENDED JUNE 30,
                                                                  --------------                      --------------
                                                              2001              2000              2001              2000
                                                              ----              ----              ----              ----
REVENUE:
--------
Net CCM and related products                             $      3,450      $      3,057      $      6,584      $      5,726
CCM and related service and maintenance                         1,847             1,641             3,833             3,081
Meeting Maker, Inc. (MMI)                                        --               1,796              --               3,405
Other                                                             450              --                 568              --
                                                         ------------      ------------      ------------      ------------
       TOTAL REVENUE                                            5,747             6,494            10,985            12,212
                                                         ------------      ------------      ------------      ------------
OPERATING EXPENSES:
-------------------
Cost of CCM and related products and service revenue            1,138               886             1,902             1,748
Cost of MMI revenue                                              --                  41              --                  75
Sales and marketing                                             3,030             2,887             6,106             5,640
Research and development                                        1,973             2,723             4,141             4,934
General and administrative                                        854             1,422             2,089             3,010
MMI operating expenses                                           --               1,224              --               2,159
                                                         ------------      ------------      ------------      ------------
     LOSS FROM OPERATIONS                                      (1,248)           (2,689)           (3,253)           (5,354)
                                                         ------------      ------------      ------------      ------------
Interest income, net                                               47               150                97               330
Other expense, net                                               (132)              (24)           (1,884)              (24)
                                                         ------------      ------------      ------------      ------------
    LOSS BEFORE ALLOCATION TO MMI
     AND  PROVISION FOR INCOME TAXES                           (1,333)           (2,563)           (5,040)           (5,048)
                                                         ------------      ------------      ------------      ------------

Allocation to MMI                                                --                (531)             --              (1,171)
                                                         ------------      ------------      ------------      ------------
   LOSS BEFORE PROVISION FOR
     INCOME TAXES                                              (1,333)           (3,094)           (5,040)           (6,219)
                                                         ------------      ------------      ------------      ------------
Provision for income taxes                                        (33)             --                 (33)             --
                                                         ------------      ------------      ------------      ------------
     NET LOSS                                            $     (1,366)     $     (3,094)     $     (5,073)     $     (6,219)
                                                         ============      ============      ============      ============
Basic and diluted net loss per share                     $      (0.09)     $      (0.22)     $      (0.33)     $      (0.44)
                                                         ============      ============      ============      ============
Number of common weighted average
  shares outstanding - basic and diluted                   15,330,647        14,171,799        15,322,949        14,059,282
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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                          --------------
                                                                     2001               2000
                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $   (5,073)        $   (6,219)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                         448                420
  Amortization of deferred stock-based compensation                      41                548
  Revaluation of notes payable                                           (5)              --
  Warrant liability revaluation                                         984               --
  Changes in assets and liabilities:
    Accounts receivable                                                 689                864
    Prepaid expenses and other current assets                           (65)              (128)
    Accounts payable                                                   (523)              (687)
    Accrued expenses                                                   (238)              (320)
    Due from MMI                                                        100              1,171
    Deferred revenue                                                   (294)              (795)
                                                                 ----------         ----------
        NET CASH USED IN OPERATING ACTIVITIES                        (3,936)            (5,146)
                                                                 ----------         ----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Increase in other assets and deposits                               --                 (146)
   Purchase of property and equipment, net                             (194)              (669)
                                                                 ----------         ----------
       NET CASH USED IN INVESTING ACTIVITIES                           (194)              (815)
                                                                 ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                              9                626
   Sale of stock under the Employee Stock Purchase Plan                --                   57
                                                                 ----------         ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                         9                683
                                                                 ----------         ----------

Effect of exchange rates on cash and cash equivalents                   159                957
                                                                 ----------         ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (3,962)            (4,321)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          9,437             16,941

                                                                 ==========         ==========
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    5,475         $   12,620
                                                                 ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for -
    Interest                                                     $       23         $        1
                                                                 ==========         ==========
    Income taxes                                                 $     --           $     --
                                                                 ==========         ==========

Non-Cash Investing and Financing Activities:
    Reclass of warrants to permanent equity upon exercise        $       37         $     --
    Reclass of warrants to permanent equity upon
       amendment of Exchange Agreements                               1,934               --
                                                                 ==========         ==========
                                                                 $    1,971         $     --
                                                                 ==========         ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, June 30, 2001
                      (in thousands, except per share data)
                                   (unaudited)

1.  Interim Financial Statements
    ----------------------------

      The accompanying unaudited (except for the balance sheet information as of December 31, 2000) condensed consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of June 30, 2001 and December 31, 2000, and results of operations for the three and six months ended June 30, 2001 and June 30, 2000. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

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

      The Company entered into an Exchange Agreement with two institutional investors on December 18, 2000, under which the institutional investors agreed to exchange the warrants they had acquired in conjunction with their December 1999 equity investment for new warrants (the "New Warrants") to purchase a total of 2,800,000 shares of the Company's common stock for $0.01 per share (the "New Warrant Shares")and for promissory notes from the Company totaling $1.0 million. The principal of the notes is due and payable on December 31, 2001. The notes will be forgiven if the Company has an effective registration statement for twenty days in the period of November 15, 2001 through December 31, 2001 and the average closing price for the shares of the Company's common stock on the last 20 days during such period when the registration statement is effective exceeds $3.00 per share. The Company had recorded the notes payable issued as part of the exchange for the outstanding warrants at fair value in the accompanying consolidated financial statements. For the quarter ended June 30, 2001, the Company recognized the corresponding increase in fair value of $105 as a charge to other expense, net in the Company's accompanying condensed consolidated statement of operations. For the six months ended June 30, 2001, the Company recognized a decrease in fair value of $5 as a credit to other expense, net in the Company's accompanying condensed consolidated statement of operations.

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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, June 30, 2001
                      (in thousands, except per share data)
                                   (unaudited)

      As required by the Exchange Agreements, the Company filed a registration statement on Form S-3 covering the resale of the warrant shares, which has been declared effective by the Securities and Exchange Commission (SEC). If such registration statement were not available for resales of the warrant shares during the two-year period commencing with it's effective date for any reason outside of the control of the Investors, the Company would have had to pay each institutional investor a penalty in an amount equal to $7.5 for each day such registration statement was not effective.

      On June 28, 2001, the Company entered into amendments to the Exchange Agreements with both institutional investors which, among other things deleted the covenants requiring the Company to maintain the effectiveness of registration statements on Form S-3 covering the resale of the New Warrant Shares and replaced such covenants with covenants requiring the Company to use best efforts to take all actions reasonably required to maintain the effectiveness of such registration statement(s) and deleted all financial penalties for failure to maintain the effectiveness of such registration statement(s). As of this date, the Company calculated the fair value of the warrants, using the Black-Scholes Option Pricing model, and recorded the decrease in fair value during the three months ended June 30, 2001 of $214 as additional income, which is included in other expense, net in the accompanying condensed statement of operations. As a result of the amendment to the Exchange Agreements, the warrants meet the criteria of equity instruments in accordance with EITF Issue No. 00-19. Therefore, on June 28, 2001, the amounts classified as a liability of $1,934 were reclassified to additional paid-in capital in the Company's accompanying condensed consolidated balance sheets.

3.  Concentration of Credit Risk
    ----------------------------

SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. As of June 30, 2001 the Company had no significant off-balance-sheet or concentrations of credit risk. The Company's financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains the majority of cash balances with two financial institutions. The Company's accounts receivable credit risk is not concentrated within any geographic area. The Company recorded revenue of greater than 10% of total revenue for the three and six months ended June 30, 2001 and 2000 and had significant accounts receivable balances as of June 30, 2001 and 2000 from the following customers:

                                          REVENUE
                    --------------------------------------------------
                     Three Months Ended               Six Months Ended
                         June 30,                          June 30,
                    -------------------               ----------------
                    2001           2000               2001        2000
                    ----           ----               ----        ----
     Customer A     13.5%          15.5%              12.0%       13.7%
     Customer B     13.1%          **                 **          **
     Customer C     **             **                 **          **


                                     ACCOUNTS RECEIVABLE
                             ----------------------------------
                             June 30, 2001        June 30, 2000
                             -------------        -------------

              Customer A          *                    *
              Customer B          15.2%                *
              Customer C          *                    20.4%


* - ACCOUNTS RECEIVABLE FROM THIS CUSTOMER WERE LESS THAN 10% OF THE COMPANY'S TOTAL ACCOUNTS RECEIVABLE AT THE APPLICABLE PERIOD-END.

**  -  REVENUE DERIVED FROM THIS CUSTOMER WAS LESS THAN 10% OF THE COMPANY'S
       TOTAL REVENUE FOR THE APPLICABLE year.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, June 30, 2001
                      (in thousands, except per share data)
                                   (unaudited)
4.  Net Loss per Share
    ------------------

      The Company calculates net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. For the three and six months ended June 30, 2001 and 2000, respectively, stock options and warrants have been excluded from the diluted weighted average shares outstanding calculation, as their effect would be anti-dilutive.

Basic and diluted net losses per share as required by SFAS 128, are as follows:

                                                            Three Months                 Six Months
                                                           Ended June 30,              Ended June 30,
                                                     -----------------------      ----------------------
                                                         2001          2000          2001          2000
                                                     ----------     --------      --------      --------
Net loss                                             $   (1,366)    $ (3,094)     $ (5,073)     $ (6,219)

Basic weighted average shares outstanding                15,331       14,172        15,323        14,059
Weighted average common equivalent shares                  --           --            --            --
                                                     ----------     --------      --------      --------
Diluted weighted average shares outstanding              15,331       14,172        15,323        14,059
                                                     ==========     ========      ========      ========

 Basic net loss per share                            $    (0.09)    $  (0.22)     $  (0.33)     $  (0.44)
                                                     ==========     ========      ========      ========

 Diluted net loss per share                          $    (0.09)    $  (0.22)     $  (0.33)     $  (0.44)
                                                     ==========     ========      ========      ========
Anti-dilutive securities, that were not included
in the above table are as follows:

Stock options and warrants                                5,795        2,568         5,755         2,354
                                                     ==========     ========      ========      ========

5.  Reporting Comprehensive Income
    ------------------------------

      The Company adopted SFAS 130, "REPORTING COMPREHENSIVE INCOME", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended June 30, 2001 and June 30, 2000, comprehensive loss would have been $129 less and $125 greater, respectively, than the reported net loss, due to foreign currency translation adjustments. If presented on the statement of operations for the six months ended June 30, 2001 and June 30, 2000, comprehensive loss would be $374 less and $263 greater, respectively, than reported net loss, due to foreign currency translation adjustments.

6.  Segment Reporting
    -----------------

      Prior to June 30, 2000, the Company had two reportable segments: Desktop Management and Groupware. Management had organized the segments based on differences in products and services because each segment required different technology and marketing strategies. The Desktop Management segment included the ON Command CCM product line, which developed, marketed and supported enterprise desktop management products. The Groupware segment developed, marketed and supported real-time group scheduling products. Since June 30, 2000, the Company has not included information with respect to the Groupware segment. (See Note 7 for a discussion of the disposition of the Groupware segment).

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, June 30, 2001
                      (in thousands, except per share data)
                                   (unaudited)


      The Company evaluates segment performance based on gross margin and does not capture segment net income (loss) or segment assets.

      The following table illustrates segment-operating data for the three and six months ended June 30, 2001 and 2000, respectively.

                 THREE MONTHS ENDED,              DESKTOP         GROUPWARE           TOTAL
                       JUNE 30,                 MANAGEMENT
                         2001

Net CCM and related products                    $    3,450        $     --          $    3,450
CCM  and related service and maintenance             1,847              --               1,847
Meeting Maker, Inc.                                   --                --                --
Other                                                  450              --                 450
                                                ----------        ----------        ----------
Total revenue                                        5,747              --               5,747
Cost of revenue                                      1,138              --               1,138
                                                ----------        ----------        ----------
Gross margin                                    $    4,609        $     --          $    4,609

                         2000
Net CCM and related products                    $    3,057        $     --          $    3,057
CCM  and related service and maintenance             1,641              --               1,641
Meeting Maker, Inc.                                   --               1,796             1,796
Other                                                 --                --                --
                                                ----------        ----------        ----------
Total revenue                                        4,698             1,796             6,494
Cost of revenue                                        886                41               927
                                                ----------        ----------        ----------
Gross margin                                    $    3,812        $    1,755        $    5,567


                  SIX MONTHS ENDED,               DESKTOP         GROUPWARE           TOTAL
                       JUNE 30,                 MANAGEMENT
                         2001

Net CCM and related products                   $    6,584        $     --          $    6,584
CCM and related service and maintenance             3,833              --               3,833
Meeting Maker, Inc.                                  --                --                --
Other                                                 568              --                 568
                                               ----------        ----------        ----------
Total revenue                                      10,985              --              10,985
Cost of revenue                                     1,902              --               1,902
                                               ----------        ----------        ----------
Gross margin                                   $    9,083        $     --          $    9,083

                         2000
Net CCM and related products                   $    5,726        $     --          $    5,726
CCM and related service and maintenance             3,081              --               3,081
Meeting Maker, Inc.                                  --               3,405             3,405
Other                                                --                --                --
                                               ----------        ----------        ----------
Total revenue                                       8,807             3,405            12,212
Cost of revenue                                     1,748                75             1,823
                                               ----------        ----------        ----------
Gross margin                                   $    7,059        $    3,330        $   10,389

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, June 30, 2001
                      (in thousands, except per share data)
                                   (unaudited)

7.  Disposition of Meeting Maker Business
    -------------------------------------

      On January 3, 2000 the Company signed an asset purchase agreement with a newly organized privately held company named Meeting Maker, Inc. (MMI) to sell the Company's Groupware business (Meeting Maker) subject to the approval of the Company's stockholders and certain other conditions. In connection with the asset purchase agreement, the Company entered into a management agreement, also dated January 3, 2000, in which the Company transferred effective control of the Groupware business (Meeting Maker) to MMI. ON has had no risk of ownership related to the operating results from the Groupware business since January 3, 2000 and has included the results of operations of MMI and allocated 100% of the net income (loss) to MMI for the period January 3, 2000 to June 30, 2000. The Company did not receive the required number of shareholder votes to approve the Meeting Maker transaction at the May 26, 2000 Special Meeting of Shareholders. As a result, the Company entered into a license agreement with MMI effective June 30, 2000, which, among other things, terminated the previously negotiated sale arrangement and provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code). The Company received quarterly royalty payments, subject to certain minimums, from MMI in connection with the exclusive license. All fees were recognized as earned. On June 29, 2001, MMI exercised its buyout option for the remaining minimum payments plus an additional fee. The Company recorded other revenue of $450 during the quarter ended June 30, 2001 related to the buyout. As a result of the buyout, there will be no future revenue under this agreement.

8.  Line of Credit
    --------------

      As of June 30, 2001, the Company had a $1,069 letter of credit guarantee outstanding securing its Waltham, Massachusetts leased facility. The Company is required to maintain a cash balance of $1,069 as collateral for this guarantee. This amount is shown as restricted cash as of June 30, 2001 in the accompanying condensed consolidated balance sheets. At June 30, 2001, the Company had no line of credit arrangement.

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

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q, June 30, 2001
                      (in thousands, except per share data)
                                   (unaudited)


      In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as amounts previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ending December 21, 2002. The Company is currently evaluating the impact that this statement will have on the Company's financial statements, but does not expect that any impact will be material.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           ON Technology Corporation and its subsidiaries ("ON" or the "Company") provide remote software management solutions for desktops, mobile PCs, handhelds, servers, and retail point-of-sale terminals. The Company's principal product, ON Command CCM(R), or CCM, is used by enterprise IT organizations and service providers to rapidly deliver business-critical software over corporate networks. Our products are designed to reduce operational costs while enhancing both IT productivity and end-user satisfaction.

           On December 30, 1999, the Company closed a $12 million private placement of common stock and warrants to two institutional investors, and on December 18, 2000, the Company and such investors entered into exchange agreements relating to the exchange of certain of the warrants issued to such investors in 1999 for new warrants and promissory notes. On June 28, 2001, the Company entered into Amendments to the Exchange Agreements of both institutional investors which, among other things, deleted the covenants requiring the Company to maintain the effectiveness of registration statements on Form S-3 covering the resale of the New Warrant Shares and replaced such covenants with covenants requiring the Company to use best efforts to take all actions reasonably required to maintain the effectiveness of such registration statement(s) and deleted all financial penalties for failure to maintain the effectiveness of such registration statement(s). As a result of these changes, the agreements have now been designated as equity instruments and the amount outstanding, previously shown as a liability, is now reflected in stockholders' equity.

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

           As a result, the Company entered into a license agreement with MMI effective as of June 30, 2000 which, among other things, terminated the previously negotiated sale arrangement and provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code). The Company receives quarterly royalty payments, subject to certain minimums, from MMI in connection with the exclusive license. On June 29, 2001, MMI exercised their buyout option under the license for the remaining minimum payments plus an additional fee. The Company is recognizing the royalty fees and buyout as earned ($450,000 during the quarter ended June 30, 2001) in other revenue. As a result of the MMI buyout, there will be no further revenue recognized under this agreement.

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

           Service revenue from time and expense contracts as well as consulting and training revenue are recognized as the related services are performed.

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                ----------------------------        ----------------------------
                                                  JUNE 30,          JUNE 30,         JUNE 30,          JUNE 30,
                                                   2001              2000              2001              2000
                                                ----------        ----------        ----------        ----------
Revenue:
     Net CCM and related products                   60.0 %            47.0 %            59.9 %            46.9 %
     CCM and related service and maintenance        32.2 %            25.3 %            34.9 %            25.2 %
     Meeting Maker, Inc. (MMI)                        --              27.7 %              --              27.9 %
     Other                                           7.8 %               --              5.2 %              --
                                                ----------        ----------        ----------        ----------
      Total revenue                                100.0 %           100.0 %           100.0 %           100.0 %
                                                ----------        ----------        ----------        ----------
Operating expenses:
     Cost of CCM and related products and
        service revenue                             19.8 %            13.6 %            17.3 %            14.3 %
     Cost of MMI revenue                              --               0.6 %              --               0.6 %
     Sales and marketing                            52.7 %            44.5 %            55.6 %            46.2 %
     Research and development                       34.3 %            41.9 %            37.7 %            40.4 %
     General and administrative                     14.9 %            21.9 %            19.0 %            24.6 %
     MMI Operating Expense                            --              18.9 %              --              17.7 %
                                                ----------        ----------        ----------        ----------
  Loss from operations                             (21.7)%           (41.4)%           (29.6)%           (43.8)%
 Interest income, net                               0 .8 %             2.3 %             0.9 %             2.7 %
 Other expense, net                                 (2.3)%            (0.4)%           (17.2)%            (0.2)%
                                                ----------        ----------        ----------        ----------
  Loss before allocation to MMI
   and provision for income taxes                  (23.2)%           (39.5)%           (45.9)%           (41.3)%
                                                ----------        ----------        ----------        ----------
 Allocation to MMI                                    --              (8.1)%              --              (9.6)%
                                                ----------        ----------        ----------        ----------
  Loss before
    provision for income taxes                     (23.2)%           (47.6)%           (45.9)%           (50.9)%
                                                ----------        ----------        ----------        ----------
 Provision for income taxes                         (0.6)%             --               (0.3)%              --
                                                ----------        ----------        ----------        ----------
  Net loss                                         (23.8)%           (47.6)%           (46.2)%           (50.9)%
                                                ==========        ==========        ==========        ==========

NET CCM AND RELATED PRODUCTS. The Company's net CCM and related products revenue is derived primarily from the licensing of software products. For the three and six months ended June 30, 2001, this revenue increased $393 thousand or 12.9% and $858 thousand or 15.0%, respectively, from the same period in 2000, primarily due to growth in the CCM and third party software business. The three month increase is primarily due to a 29% increase in the number of CCM customers over the same period in 2000. The increase for the six months ended June 30, 2001 is primarily due to a higher average number of CCM seats per customer for 2001 versus the same period in 2000.

CCM RELATED SERVICE AND MAINTENANCE. The Company's CCM related service and maintenance revenue consists of maintenance revenue, training and professional services. This revenue increased by $206 thousand or 12.6% and $752 thousand or 24.4% from the three and six months ended June 30, 2000 to 2001, respectively. The increase was primarily due to an increase in consulting services and maintenance revenues both in the US and overseas which offset a decrease in European training revenues. This decrease resulted from an extensive one-time training program for a large German customer in 2000. The Company's current forecast for 2001 projects continued growth in the Company's consulting business over 2000.

MEETING MAKER, INC. (MMI). The Company's MMI revenue consists of product, maintenance, training, and professional services revenue associated with the Meeting Maker product prior to its license to MMI on July 1, 2000. For the three and six months ended June 30, 2001, there was no MMI revenue. Revenue - MMI for 2000 consisted of revenue achieved during the three and six months ended June 30 under a management agreement entered into between the Company and MMI. There will be no additional MMI revenue.

OTHER. For the three and six months ended June 30, 2001, the Company's other revenue consisted of $450 thousand and $568 thousand, respectively, in fees and royalties received from MMI associated with the licensing and buyout of the Company's Meeting Maker technology . As MMI exercised its buyout option under the license agreement in June 2001, the Company does not anticipate any further other revenue.

COST OF CCM AND RELATED PRODUCTS AND SERVICE REVENUE. Cost of CCM and related products and service revenue consists primarily of expenses associated with product documentation, production and fulfillment costs, direct consulting and training costs, and royalty and license fees associated with products that are licensed from third party developers. In addition, for 2000, cost of CCM and related products and service revenue included the amortization of purchased intangibles. Cost of CCM and related products and service revenue, as a percentage of total revenue (excluding MMI and other revenue), was 21.5% and 18.9% for the three months ended June 30, 2001 and 2000, respectively. This increase was due to higher third party software costs. For the six months ended June 30, cost of CCM and related products and service revenue, as a percentage of total revenue (excluding MMI and other revenue), was 18.3% and 19.8% for 2001 and 2000, respectively. This decrease was due to increased revenue in the higher margin software and maintenance areas and a $35 thousand decrease in amortization of purchased intangibles in 2001 over 2000, as amounts were fully amortized in 2000.

COST OF MMI REVENUE. Cost of MMI revenue consists primarily of expenses associated with product documentation, production and fulfillment costs associated with the Meeting Maker product. For the three and six months ended June 30, cost of MMI revenue decreased by $41 thousand and $75 thousand from 2001 to 2000, respectively. This was due to the licensing of the Meeting Maker product in June of 2000. The Company does not anticipate any additional cost of MMI revenue in the future as, effective June 28, 2001, the technology is owned exclusively by MMI.

SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail, advertising and telemarketing campaigns and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of public relations, trade shows, conferences, travel and the telephone and information technology costs associated with sales activities. Sales and marketing expense increased by $143 thousand and $466 thousand for the three and six months ended June 30, 2001 over the comparable periods in 2000, respectively. As a percentage of total revenue (excluding MMI and other revenue), sales and marketing expense also increased from 57.2% and 58.6% for the three and six months ended June 30, 2000, respectively, to 61.5% and 64.0%, respectively, for the three and six months ended June 30, 2001 The increased spending is primarily due to increased advertising and consulting expenses of $500 thousand during the second quarter associated with the launch of our new product, ON Command Site Manager, and increase in the number of sales personnel, which was partially offset by savings in other advertising and personnel costs in the marketing area.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products and costs associated with providing indirect technical support, training and consulting. Related expenses also include certain information technology costs. Research and development expenses decreased by $750 thousand and $793 thousand for the three and six months ended June 30, 2001, respectively, over the comparable periods in 2000.. They also declined as a percentage of total revenue (excluding MMI and other revenue) from 58.0% and 56.0% for the three and six months ended June 30, 2000 to 37.2% and 39.8% for the same period in 2001. The decrease is due to a reduction in the number of outside consultants utilized by the Company in prior years.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation and the continued administrative expense associated with the Company's foreign operations, executive support costs, accounting operations, planning, investor relations and business development operations. General and administrative expense decreased by $568 thousand and $921 thousand for the three and six months ended June 30, 2001, respectively, over the comparable periods in 2000. The second quarter decrease is due to lower professional fees and annual report costs. The year to date decrease also reflects lower non-cash stock compensation expense due to grants in 2000 to consultants and certain key executives.

INTEREST INCOME, NET. For the three and six months ended June 30, 2001, net interest income decreased approximately $103 thousand and $233 thousand, respectively, from the same period in 2000. This decrease was due to decreased average cash balances resulting from negative operating cash flows.

OTHER EXPENSE, NET. Other expense, net in 2001 consisted primarily of non-cash charges from the revaluation of the warrant liability and notes payable as well as the exchange rate impact on certain intercompany obligations expected to ultimately be settled. As the Company's stock price decreased from its March 31, 2001 close, the Company recognized $214 thousand of income during the three months ended June 30, 2001 on the unexercised warrants granted to the institutional investors in December 2000. The change in the Company's stock price also resulted in a non-cash charge of $105 thousand during the three months ended June 30, 2001 from the revaluation of the notes payable to two institutional investors (see Note 2 of the notes to the condensed consolidated financial statements in this Form 10-Q for a more complete discussion of these transactions).

Due to a slight weakening of the Deutsche Mark against the dollar, the Company recognized a non-cash charge of $213 thousand on certain intercompany obligations. The Company is evaluating hedging alternatives and is working with its advisors and financial institutions to develop a strategy to repatriate funds while minimizing foreign exchange losses and income taxes. Approximately $2.3 million was repatriated from Germany to the US headquarters during the quarter reducing a portion of the Company's Deutsche Mark currency exposure.

On June 28, 2001, the Company entered into Amendments to the Exchange Agreements with both institutional investors that, among other things removed the mandatory registration rights and all financial penalties for non-registration. As a result of these changes, the agreements have now been designated as equity instruments and the amount outstanding, previously shown as a liability, is now reflected in stockholders' equity (See Note 2 in the condensed consolidated financial statements in this Form 10-Q). This means that the Company will no longer incur non-cash charges or credits relating to these outstanding warrants. Revaluation of the notes payable will continue until December 2001, when the notes become payable if the stock price does not reach the levels discussed in
Note 2 of the notes to the condensed consolidated financial statements in this Form 10-Q. The notes are currently valued at $870 thousand.

INCOME TAXES. Although the Company has a consolidated net loss, the Company expects a portion of its income to be subject to tax internationally and has provided $33 thousand based on the estimated annual obligation in the three months ended June 30, 2001 to satisfy this liability. Due to the Company's prior net operating loss position both domestically and internationally, no tax provision was recorded for three and six months ended June 30, 2000.

 LIQUIDITY AND CAPITAL RESOURCES

           The Company has funded its operations to date primarily through private and public placements of capital stock and the net proceeds received from the sale of product lines. At June 30, 2000 and 2001 the Company had available cash and cash equivalents of $9.4 million and $5.5 million, respectively, and working capital of $6.4 million and $2.9 million, respectively. As of June 30, 2001, the Company also had restricted cash of $1.1 million securing the Company's Waltham, Massachusetts facility lease.

           Net cash used in operating activities for the quarters ended June 30, 2000 and 2001 was $5.1 million and $3.9 million, respectively. In 2000, net cash used in operating activities consisted mainly of a net loss of $6.2 million offset by $968 thousand in depreciation and amortization, an increase of $1,171 thousand in the amount due to Meeting Maker, and increases in deferred revenue of $795 thousand. In 2001, net cash used in operating activities consisted mainly of a net loss of $5.1 million offset by non-cash charges for the unexercised warrants and notes payable of $979 thousand and depreciation and amortization of $489 thousand.

           Net cash used in investing activities for the quarters ended June 30, 2000 and 2001 was $815 thousand and $194 thousand, respectively. In 2000, the charge related to $669 thousand of capital purchases for computer equipment as well as the build out of the Waltham, Massachusetts office space and $146 thousand in various security deposits. In 2001, this amount related primarily to the purchase of computer equipment.

           Net cash provided by financing activities for the quarters ended June 30, 2000 and 2001 was $683 thousand and $9 thousand, respectively. In 2000, this cash activity resulted from the exercise of stock options of $626 thousand and the sale of stock under the Employee Stock Purchase Plan of $57 thousand. In 2001, this cash activity resulted from the exercise of stock options.

           For the six months ended June 30, 2001, the Company has experienced negative cash flows of approximately $4 million. The Company believes, however, that its available cash resources, including cash and cash equivalents together with cash it expects to generate from sales of products, will be sufficient to finance presently anticipated operating losses and working capital expenditure requirements for at least the next twelve months. The future liquidity of the Company is, however, dependent on a number of factors, including but not limited to, the Company's ability to reach forecasted sales targets and to maintain current expense levels. There can be no assurance that the Company will not require additional capital resources during this period of time. The Company has not actively pursued additional financing, but has received unsolicited inquiries from several potential sources of financing. If the Company does require additional capital resources, it may seek to sell additional equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to the Company.

           For additional information concerning risks associated with the Company's liquidity and capital resources see Certain Factors That May Affect Future Results.

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

           For the three and six months ended June 30, 2001, ON had operating losses of approximately $1.2 million and $3.3 million, respectively, producing significant negative cash flow. Management's 2001 operating plan forecasts that the Company will continue to experience operating losses and negative cash flows at least until the fourth quarter of 2001. Based on these assumptions, management believes that the Company has sufficient cash to fund its operations for the next 12 months. If the Company is unable to attain forecasted revenue levels or management is unable to reduce expenses, the Company would have to seek external equity or debt financing to continue its operations. The Company has not actively pursued additional financing, but has received unsolicited inquiries from several potential sources of financing. There can be no assurance that we will be able to secure such external financing. Without positive cash flow or additional capital, we will not be able to continue to maintain our operations and would have to consider other strategic alternatives.

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

THE COMPANY DERIVES A SIGNIFICANT PORTION OF ITS REVENUE FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS

             For the three and six months ended June 30, 2001, two customers accounted for approximately $1.5 million or 26.6% of total revenue and approximately $2.1 million, or 18.8% of total revenue, respectively. During the year ended December 31, 2000, two customers accounted for $6.3 million of On Command CCM revenue or 24.0% of total revenues. It is possible that in the future other customers will account for more than 10% of ON's total revenue. The loss of significant customers could have a materially adverse effect on the Company's results of operations.

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

OUR INCREASING RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

           For the three months ended June 30, 2001, total revenue from international licenses (license revenue from outside the United States) represented approximately 36% of our total revenue and 59% of our net CCM and related products revenue. For the six months ended June 30, 2001, total revenue from international licenses represented approximately 40% of our total revenue and 66% of our net CCM and related products revenue. For the fiscal year 2000, total revenue from international licenses represented approximately 32% of our total revenue and 53% of our net CCM and related products revenue. We expect that international revenue will continue to constitute a significant portion of our total revenue in the future. Accordingly, a significant percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for our products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a materially adverse effect on our future international license revenue.

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

OUR ABILITY TO MANAGE GROWTH WILL AFFECT OUR ABILITY TO ACHIEVE AND MAINTAIN PROFITABILITY

           Total CCM and related products revenue grew significantly from 1998 to 1999, increasing from $11.3 million to $23.5 million, respectively. In fiscal 2000 total CCM and related products revenue decreased slightly from 1999 levels, to $22.9 million. If we continue to grow year over year, such growth may burden our operating and financial systems. This burden will require large amounts of senior management attention and will require the use of other ON resources. Our ability to compete effectively and to manage future growth (and our future operating results) will depend in part on our ability to implement and expand operational, customer support, and financial control systems and to expand, train, and manage our employees. In particular, in connection with acquisitions, we will be required to integrate additional personnel and to augment or replace existing financial and management systems. Such integration could disrupt our operations and could adversely affect our financial results. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to do so could materially adversely affect our business, operating results and financial condition.

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

           We have obtained registrations in the United States for the following trademarks: ON Technology, CCM, ON Command CCM, Notework, DaVinci Systems, ON Technology & Design, ON Location and Instant Update. We have only obtained registration for the trademark "ON Command CCM" in the European Union and Australia and for "ON Command" in Canada. As a result, we may not be able to prevent a third party from using our trademarks in many foreign jurisdictions. We have not to date registered any of our copyrights.

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

RISK OF DELISTING BY NASDAQ STOCK MARKET

           Under rules adopted by the Nasdaq Stock Market, ON's common stock is subject to possible delisting if, among other things, the Company fails to meet Nasdaq's net tangible asset test or the minimum bid price for ON common stock falls below $1.00 for a period of 30 consecutive trading days. Delisting could have a material adverse effect on the price of our common stock and on the level of liquidity currently available to our shareholders.

           On May 14, 2001, Nasdaq notified the Company that it might not be in compliance with its net tangible assets requirement for continued listing. The Company worked with Nasdaq and primarily as a result of the Amendments to the Warrant Agreements reached with two institutional investors (discussed further in Note 2 of the condensed consolidated financial statements in this Form 10-Q), the Company is in compliance with this net tangible asset test as of June 30, 2001; however, there can be no assurance that the Company will continue to be in compliance with Nasdaq's net tangible asset test.

           On July 24, 2001 the Company received notice from Nasdaq that its stock may be delisted on October 22, 2001 if the stock has not traded at or above $1 for a minimum of 10 consecutive trading days. ON has 90 days from the date of the notification to achieve compliance with the minimum bid price standard. Compliance can be achieved during this 90-day period if the minimum bid price exceeds $1.00 for at least 10 consecutive trading days. The Company has the right to appeal any such delisting in the event the stock does not ultimately meet this criterion. Notwithstanding the Company's right to appeal any such delisting, there can be no assurance that an appeal would be successful

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

      FOREIGN CURRENCY RISK. International revenue from the Company's foreign subsidiaries and other foreign sources for the three and six months ended June 30, 2001 were approximately 70% and 75% of total revenue, respectively. International sales are made primarily from the Company's subsidiary in Germany and are denominated in the local currency. Accordingly, the Company's German subsidiary uses the local currency as its functional currency. The Company's international business is subject to risk typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

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

      INVESTMENT RISK. The Company may invest in the future in the equity instruments of privately held companies for business and strategic purposes. However, as of June 30, 2001, the Company holds no such material investments. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, June 30, 2001

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

As of the date of this Form 10-Q, there is no material litigation pending against the Company. From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business.

Item 2. Changes in Securities
        ---------------------

Not Applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

The Company held its Annual Meeting of its Stockholders on Friday, April 27, 2001 (the "Annual Meeting"). At the Annual Meeting, the Company submitted the following proposals: (1) a proposal to elect Robert P. Badavas and Robert L. Doretti as Class III Directors of the Company to serve until the Company's Annual Meeting of Stockholders held in 2004 and until their successors are duly elected and qualified; (2) a proposal to amend and restate the Company's 1992 Employee and Consultant Stock Option Plan; and (3) a proposal to ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001.

As of March 8, 2001, the record date for the Annual Meeting, there were 15,333,334 shares of common stock issued, outstanding and eligible to vote at the Annual Meeting.

The votes cast at the Annual Meeting were as follows:

PROPOSAL 1 - ELECTION OF DIRECTORS
----------------------------------

                                                   VOTES FOR        ABSTAIN
                                                   ---------        -------

Robert P. Badavas...........................      12,857,324        437,207

Robert L. Doretti...........................      12,824,917        469,614


PROPOSAL 2 - AMEND AND RESTATE 1992 EMPLOYEE AND CONSULTANT STOCK OPTION PLAN
-----------------------------------------------------------------------------

VOTES FOR        VOTES AGAINST        ABSTAIN      DELIVERED - NOT VOTED
---------        --------------       -------      ---------------------

4,979,501           684,178           56,028            7,574,824

PROPOSAL 3 - RATIFY THE SELECTION OF ARTHUR ANDERSEN LLP AS INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

VOTES FOR        VOTES AGAINST        ABSTAIN      DELIVERED - NOT VOTED
---------        --------------       -------      ---------------------

13,220,415           40,004            34,112                0

Item 5. Other Information
        -----------------

If a stockholder intends to present a proposal at the Company's Annual Meeting of Stockholders in 2002 (the "2002 Annual Meeting") and does not submit such proposal on or before December 31, 2001, such proposal will not be included in the proxy statement and proxy card related to the 2002 Annual Meeting. Nonetheless, such stockholder may raise such proposal at the 2002 Annual Meeting; however, as a result of the adoption by the Securities and Exchange Commission on May 21, 1998 of new rule 14a-4 (c)(1) under the Securities and Exchange Act of 1934, as amended, if such stockholder fails to notify the Company at least 45 days prior to March 27, 2002 (i.e., the month and day of the mailing of the Company's proxy statement and proxy card related to the Annual Meeting of Stockholders of the Company in 2001) of its intent to raise such proposal at the 2002 Annual Meeting, then management proxies would be allowed to use their discretionary voting authority in the event such proposal is raised at the 2002 Annual Meeting, without any discussion of the matter in the proxy statement related to the 2002 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits

The exhibits listed in the accompanying Exhibit Index on page 32 are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K

None

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, June 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ON TECHNOLOGY CORPORATION



                                         /s/ Robert L. Doretti
                                         ---------------------------------------
Date: August 14, 2001                    Name:  Robert L. Doretti
                                         Title: Chairman, President, and
                                                Chief Executive Officer

                                         /s/ Steven R. Wasserman
                                         ---------------------------------------
Date: August 14, 2001                    Name:  Steven R. Wasserman
                                         Title: Vice President of Finance,
                                                Chief Financial Officer, and
                                                Chief Accounting Officer

                                INDEX TO EXHIBITS

Exhibit No.          Exhibit Title
-----------          -------------
10.1*+               Amended and Restated 1992 Employee and Consultant Stock
                     Option Plan, incorporated by reference from the Company's
                     Definitive Proxy Statement for the Company's 2001 Annual
                     Meeting as filed on March 28, 2001

10.35> Amendment to Exchange Agreement, Securities Purchase Agreement and Registration Rights Agreement between On Technology Corporation and Marshall Capital Management, Inc.

10.36> Amendment to Exchange Agreement, Securities Purchase Agreement and Registration Rights Agreement between On Technology Corporation and Castle Creek Technology Partners, LLC


+ Previously filed.

> Agreement filed with this report.

* Management contracts or compensatory plans or arrangements covering executive officers or directors of ON Technology Corporation.