Form 10-Q
period 2001-09-30
ON TECHNOLOGY CORP
filed 2001-11-14
CIK 925288

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended 30 September 2001

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

21,437,817 shares of the registrant's Common stock, $0.01 par value, were outstanding as of November 8, 2001.

================================================================================

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                          FORM 10-Q, September 30, 2001

                                    CONTENTS

Item Number                                                                 Page
-----------                                                                 ----

                          PART I: FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
              Balance sheets:
               September 30, 2001 and December 31, 2000                       3
              Statements of operations:
               Three and nine months ended September 30, 2001 and 2000        4
              Statements of cash flows:
               Nine months ended September 30, 2001 and 2000                  5
              Notes to condensed consolidated financial statements         6-11

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         12-28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          29

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                   30

Item 2.  Changes in Securities and Use of Proceeds                           30

Item 3.  Defaults Upon Senior Securities                                     30

Item 4.  Submission of Matters to a Vote of Security Holders                 30

Item 5.  Other Information                                                   30

Item 6.  Exhibits and Reports on Form 8-K                                    30

SIGNATURES                                                                   31

EXHIBIT INDEX                                                               N/A

ITEM 1:
                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        2001             2000
                                                                      --------         --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $  5,700         $  9,437
Restricted cash                                                          1,069            1,069
Accounts receivable, net of allowance
        of $1,194 and $2,177, respectively                               3,697            5,561
Prepaid expenses and other current assets                                1,013              614
                                                                      --------         --------
        Total current assets                                            11,479           16,681
                                                                      --------         --------
PROPERTY AND EQUIPMENT, AT COST:
Computers and equipment                                                  5,375            5,013
Furniture and fixtures                                                     252              257
Leasehold improvements                                                     528              528
                                                                      --------         --------
Less-Accumulated depreciation and amortization                           5,006            4,213
                                                                      --------         --------
                                                                         1,149            1,585
                                                                      --------         --------

Other assets and deposits                                                  610              105
                                                                      --------         --------
                                                                      $ 13,238         $ 18,371
                                                                      ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                      $  2,299         $  2,705
Accrued expenses                                                         3,094            2,890
Notes payable (Note 2)                                                     970              875
Deferred revenue - short term                                            4,259            3,777
                                                                      --------         --------
        Total current liabilities                                       10,622           10,247

Warrant liability (Note 2)                                                --                987
Deferred revenue - long term                                               144              235
                                                                      --------         --------
        Total liabilities                                               10,766           11,469
                                                                      --------         --------
Commitments

STOCKHOLDERS' EQUITY:
Preferred stock, Authorized - 2,000,000 shares
        Issued- none                                                      --               --
Common stock, $0.01 par value - Authorized - 30,000,000 shares
       Issued and outstanding - 15,413,721 shares
       and 15,300,951 shares, respectively                                 154              153
Additional paid-in capital                                              75,961           73,843
Deferred stock-based compensation                                         (137)             (97)
Accumulated deficit                                                    (73,897)         (67,130)
Accumulated other comprehensive income                                     438              180
Treasury stock  (15,000 shares at cost)                                    (47)             (47)
                                                                      --------         --------
        Total stockholders' equity                                       2,472            6,902
                                                                      --------         --------
                                                                      $ 13,238         $ 18,371
                                                                      ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                         THREE MONTHS                        NINE MONTHS
                                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                ------------------------------      ------------------------------
                                                    2001              2000              2001              2000
                                                ------------      ------------      ------------      ------------
REVENUE:
Net CCM and related products                    $      3,545      $      5,320      $     10,129      $     11,046
CCM and related service and maintenance                2,164             1,652             5,996             4,733
Meeting Maker, Inc. (MMI)                               --                --                --               3,405
Other                                                   --                 118               568               118
                                                ------------      ------------      ------------      ------------

       TOTAL REVENUE                                   5,709             7,090            16,693            19,302
                                                ------------      ------------      ------------      ------------

Cost of CCM and related products revenue                 655             1,092             1,998             2,419
Cost of CCM service and maintenance revenue
                                                         265               216               824               637
Cost of MMI revenue                                     --                --                --                  75
                                                ------------      ------------      ------------      ------------
     Gross profit                                      4,789             5,782            13,871            16,171

OPERATING EXPENSES:
Sales and marketing                                    3,068             3,444             9,174             9,084
Research and development                               1,963             2,565             6,103             7,499
General and administrative                             1,728             1,087             3,817             4,097
MMI operating expenses                                  --                --                --               2,159
                                                ------------      ------------      ------------      ------------
     LOSS FROM OPERATIONS                             (1,970)           (1,314)           (5,223)           (6,668)
                                                ------------      ------------      ------------      ------------
Interest income, net                                      33                93               130               423
Other income (expense), net                              276                (8)           (1,608)              (16)
Gain on sale of assets to MMI                           --                 458              --                 458
                                                ------------      ------------      ------------      ------------
    LOSS BEFORE ALLOCATION TO MMI
     AND  PROVISION FOR INCOME TAXES                  (1,661)             (755)           (6,701)           (5,803)
                                                ------------      ------------      ------------      ------------
Allocation to MMI                                       --                --                --              (1,171)
                                                ------------      ------------      ------------      ------------
   LOSS BEFORE PROVISION FOR
     INCOME TAXES                                     (1,661)             (755)           (6,701)           (6,974)
                                                ------------      ------------      ------------      ------------
Provision for income taxes                                33              --                  66              --
                                                ------------      ------------      ------------      ------------
     NET LOSS                                   $     (1,694)     $       (755)     $     (6,767)     $     (6,974)
                                                ============      ============      ============      ============

Basic and diluted net loss per share            $      (0.11)     $      (0.05)     $      (0.44)     $      (0.49)
                                                ============      ============      ============      ============

Number of common weighted average
  shares outstanding - basic and diluted          15,375,783        14,205,816        15,340,782        14,108,122
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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                    2001               2000
                                                                 ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $   (6,767)        $   (6,974)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                         792                531
  Amortization of deferred stock-based compensation                      55                580
  Revaluation of notes payable                                           95               --
  Warrant liability revaluation                                         984               --
  Gain on sale of assets to MMI                                        --                 (458)
  Changes in assets and liabilities:
    Accounts receivable                                               1,867                253
    Prepaid expenses and other current assets                          (236)              (109)
    Accounts payable                                                 (1,093)            (2,277)
    Accrued expenses                                                    249                165
    Deferred revenue                                                    410                609
                                                                 ----------         ----------
        NET CASH USED IN OPERATING ACTIVITIES                        (3,644)            (7,680)
                                                                 ----------         ----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Increase in other assets and deposits                               --                   18
   Purchase of property and equipment, net                             (357)              (486)
                                                                 ----------         ----------
       NET CASH USED IN INVESTING ACTIVITIES                           (357)              (468)
                                                                 ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                              9                644
   Sale of stock under the Employee Stock Purchase Plan                  44                 95
                                                                 ----------         ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                        53                739
                                                                 ----------         ----------

Effect of exchange rates on cash and cash equivalents                   211                780
                                                                 ----------         ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (3,737)            (6,629)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          9,437             16,941
                                                                 ==========         ==========

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    5,700         $   10,312
                                                                 ==========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for -
    Interest                                                     $       12         $        1
                                                                 ==========         ==========
    Income taxes                                                 $     --           $     --
                                                                 ==========         ==========
Non-Cash Investing and Financing Activities:
    Reclass of warrants to permanent equity upon exercise        $       37         $     --
    Reclass of warrants to permanent equity upon
       amendment of Exchange Agreements                               1,934               --
                                                                 ==========         ==========
                                                                 $    1,971         $     --
                                                                 ==========         ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q, September 30, 2001
                      (in thousands, except per share data)
                                   (unaudited)

1.  Interim Financial Statements
    ----------------------------

      The accompanying unaudited (except for the balance sheet information as of December 31, 2000) condensed consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of September 30, 2001 and December 31, 2000, and results of operations for the three and nine months ended September 30, 2001 and September 30, 2000. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

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

      The Company entered into an Exchange Agreement with two institutional investors on December 18, 2000, under which the institutional investors agreed to exchange the warrants they had acquired in conjunction with their December 1999 equity investment for new warrants (the "New Warrants") to purchase a total of 2,800,000 shares of the Company's common stock for $0.01 per share (the "New Warrant Shares") and for promissory notes from the Company totaling $1.0 million. The principal of the notes is due and payable on December 31, 2001. The notes will be forgiven if the Company has an effective registration statement for twenty days in the period of November 15, 2001 through December 31, 2001 and the average closing price for the shares of the Company's common stock on the last 20 days during such period when the registration statement is effective exceeds $3.00 per share. The Company had recorded the notes payable issued as part of the exchange for the outstanding warrants at fair value in the accompanying consolidated financial statements. For the quarter ended September 30, 2001, the Company recognized the corresponding increase in fair value of $100 as a charge to other expense, net in the Company's accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2001, the Company recognized a increase in fair value of $95 as a charge to other expense, net in the Company's accompanying condensed consolidated statement of operations.

      In September 2000, the Emerging Issues Task Force issued No. 00-19 (ETIF 00-19) "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of ETIF 00-19, a contract designated as an asset or liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity and no fair value adjustments are required. In accordance with EITF Issue No. 00-19, the Company had determined that outstanding warrants as of December 31, 2000 to purchase 2,800,000 shares of the Company's common stock should be designated as a liability. Accordingly, the outstanding warrants had been recorded at fair value at each exercise and reporting period date with any changes in the fair value included in the results of operations. Since their issuance, the institutional investors have exercised a total of 705,847 warrants to purchase the Company's common stock through a cashless exercise for a net 694,474 shares of the Company's common stock.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q, September 30, 2001
                      (in thousands, except per share data)
                                   (unaudited)

      As required by the Exchange Agreements, the Company filed a registration statement on Form S-3 covering the resale of the warrant shares, which has been declared effective by the Securities and Exchange Commission (SEC). If such registration statement were not available for resales of the warrant shares during the two-year period commencing with it's effective date for any reason outside of the control of the Investors, the Company would have had to pay each institutional investor a penalty in an amount equal to $7.50 for each day such registration statement was not effective.

      On June 28, 2001, the Company entered into amendments to the Exchange Agreements with both institutional investors which, among other things, deleted the covenants requiring the Company to maintain the effectiveness of registration statements on Form S-3 covering the resale of the New Warrant Shares and replaced such covenants with covenants requiring the Company to use best efforts to take all actions reasonably required to maintain the effectiveness of such registration statement(s) and deleted all financial penalties for failure to maintain the effectiveness of such registration statement(s). As a result of the amendment to the Exchange Agreements, the warrants meet the criteria of equity instruments in accordance with EITF Issue No. 00-19. Therefore, on June 28, 2001, the amounts classified as a liability of $1,934 were reclassified to additional paid-in capital in the Company's accompanying condensed consolidated balance sheets. Prior to these amendments, the Company calculated the fair value of the warrants, using the Black-Scholes Option Pricing model, and recorded a net increase in fair value during the nine months ended September 30, 2001 of $983 as a charge to other expense, net in the accompanying condensed statement of operations.

3.  Concentration of Credit Risk
    ----------------------------

SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. As of September 30, 2001 the Company had no significant off-balance-sheet or concentrations of credit risk. The Company's financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains the majority of cash balances with two financial institutions. The Company's accounts receivable credit risk is not concentrated within any geographic area. The Company recorded revenue of greater than 10% of total revenue for the three and nine months ended September 30, 2001 and 2000 and had significant accounts receivable balances as of September 30, 2001 and 2000 from the following customers:

                                     REVENUE
                  Three Months Ended              Nine Months Ended
                     September 30,                  September 30,
                  2001         2000               2001         2000
                  ----         ----               ----         ----
  Customer A      16.9%        22.6%              13.6%        16.9%
  Customer B      **           **                 **           **
  Customer C      **           **                 **           **
  Customer D      10.0%        21.0%              **           **

                                         ACCOUNTS RECEIVABLE
                              September 30, 2001      September30, 2000

            Customer A               19.2%                   18.6
            Customer B               *                       14.7%
            Customer C               *                       *
            Customer D               *                       21.4%

* - ACCOUNTS RECEIVABLE FROM THIS CUSTOMER WERE LESS THAN 10% OF THE COMPANY'S TOTAL ACCOUNTS RECEIVABLE AT THE APPLICABLE PERIOD-END.

** - REVENUE DERIVED FROM THIS CUSTOMER WAS LESS THAN 10% OF THE COMPANY'S TOTAL REVENUE FOR THE APPLICABLE YEAR.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q, September 30, 2001
                      (in thousands, except per share data)
                                   (unaudited)

4.  Net Loss per Share
    ------------------

      The Company calculates net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. For the three and nine months ended September 30, 2001 and 2000, respectively, stock options and warrants have been excluded from the diluted weighted average shares outstanding calculation, as their effect would be anti-dilutive.

Basic and diluted net losses per share as required by SFAS 128, are as follows:

                                                                      Three Months                      Nine Months
                                                                   Ended September 30,              Ended September 30,
                                                               -------------------------         -------------------------
                                                                 2001             2000             2001             2000
                                                               --------         --------         --------         --------
Net loss                                                       $ (1,694)        $   (755)        $ (6,767)        $ (6,974)

Basic weighted average shares outstanding                        15,376           14,206           15,341           14,108
Weighted average common equivalent shares                          --               --               --               --
                                                               --------         --------         --------         --------
Diluted weighted average shares outstanding                      15,376           14,206           15,341           14,108
                                                               ========         ========         ========         ========

 Basic net loss per share                                      $  (0.11)        $  (0.05)        $  (0.44)        $  (0.49)
                                                               ========         ========         ========         ========

 Diluted net loss per share                                    $  (0.11)        $  (0.05)        $  (0.44)        $  (0.49)
                                                               ========         ========         ========         ========
Anti-dilutive securities, that were not included in the
above table are as follows:

Stock options and warrants                                        5,607            2,740            5,706            2,397
                                                               ========         ========         ========         ========

5.    Reporting Comprehensive Income
      ------------------------------

      The Company adopted SFAS 130, "REPORTING COMPREHENSIVE INCOME", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended September 30, 2001 and September 30, 2000, comprehensive loss would have been $114 greater and $83 greater, respectively, than the reported net loss, due to foreign currency translation adjustments. If presented on the statement of operations for the nine months ended September 30, 2001 and September 30, 2000, comprehensive loss would be $259 less and $346 greater, respectively, than reported net loss, due to foreign currency translation adjustments.


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

      During the three and nine months ended September 30, 2001, the Company incurred a net foreign exchange gain of $373 and an loss of $541, respectively, primarily resulting from intercompany loans to foreign subsidiaries and U.S. dollar-denominated debt at a foreign subsidiary. For the three and nine months ended September 30, 2000, the Company recognized a loss of $17 and $12, respectively, relating to foreign currency transactions. These amounts are included in other income (expense), net in the accompanying consolidated statements of operations. As of September 30, 2001, the Company had not entered into any foreign currency contracts to hedge this exposure.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q, September 30, 2001
                      (in thousands, except per share data)
                                   (unaudited)

7.    Segment Reporting
      -----------------

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

      The following table illustrates segment-operating data for the nine months ended September 30, 2001 and 2000, respectively.

                      NINE MONTHS ENDED,        DESKTOP          GROUPWARE           TOTAL
                         SEPTEMBER 30,         MANAGEMENT
                             2001
                             ----
Net CCM and related products                   $   10,129        $     --          $   10,129
CCM and related service and maintenance             5,996              --               5,996
Meeting Maker, Inc.                                  --                --                --
Other                                                 568              --                 568
                                               ----------        ----------        ----------
Total revenue                                      16,693              --              16,693
Cost of revenue                                     2,822              --               2,822
                                               ----------        ----------        ----------
Gross margin                                   $   13,871        $     --          $   13,871

                             2000
                             ----
Net CCM and related products                   $   11,046        $    2,227        $   13,273
CCM and related service and maintenance             4,733             1,178             5,911
Meeting Maker, Inc.                                  --                --                --
Other                                                 118              --                 118
                                               ----------        ----------        ----------
Total revenue                                      15,897             3,405            19,302
Cost of revenue                                     3,056                75             3,131
                                               ----------        ----------        ----------
Gross margin                                   $   12,841        $    3,330        $   16,171

      The Company operated as one segment for the three months ended September 30, 2001 and 2000.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q, September 30, 2001
                      (in thousands, except per share data)
                                   (unaudited)

8)    Disposition of Meeting Maker Business
      -------------------------------------

      On January 3, 2000 the Company signed an asset purchase agreement with a newly organized privately held company named Meeting Maker, Inc. (MMI) to sell the Company's Groupware business (Meeting Maker) subject to the approval of the Company's stockholders and certain other conditions. In connection with the asset purchase agreement, the Company entered into a management agreement, also dated January 3, 2000, in which the Company transferred operating control of the Groupware business (Meeting Maker) to MMI. ON has had no risk of ownership related to the operating results from the Groupware business since January 3, 2000 and has included the results of operations of MMI and allocated 100% of the net income (loss) to MMI for the period January 3, 2000 to June 30, 2000. The Company did not receive the required number of shareholder votes to approve the Meeting Maker transaction at the May 26, 2000 Special Meeting of Shareholders. As a result, the Company entered into a license agreement with MMI effective June 30, 2000, which, among other things, terminated the previously negotiated sale arrangement and provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code). The Company received quarterly royalty payments, subject to certain minimums, from MMI in connection with the exclusive license. All fees were recognized as earned. On June 29, 2001, MMI exercised its buyout option for the remaining minimum payments plus an additional fee. As a result of the buyout, there will be no future revenue under this agreement.

9)    Letter of Credit
      ----------------

      As of September 30, 2001, the Company had a $1,069 letter of credit guarantee outstanding securing its Waltham, Massachusetts leased facility. The Company is required to maintain a cash balance of $1,069 as collateral for this guarantee. This amount is shown as restricted cash as of September 30, 2001 in the accompanying condensed consolidated balance sheets.

10)   Reclassifications
      -----------------

      Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

11)   Recent Accounting Pronouncements
      --------------------------------

      In March 2000, the FASB issued FASB Interpretation (FIN) no.44, (Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No 25." FIN 44 clarifies the application of APB Opinion No. 25 ("APB 25") and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on our financial position or results of operations

      In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31, 2001. The Company is currently evaluating the impact of SFAS No. 140 on its financial statements and related disclosures, but does not expect that any impact will be material.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q, September 30, 2001
                      (in thousands, except per share data)
                                   (unaudited)

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. This statement is effective for all business combinations initiated after September 30, 2001. The adoption of SFAS 141 will not have a material impact on the Company's financial statements.

      In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as amounts previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ending December 31, 2002. The adoption of SFAS 142 will not have a material impact on the Company's financial statements.

12)   Subsequent Event
      ----------------

      On October 25, 2001 the Company closed a private placement of $5 million of common stock with four institutional investors. The Company issued the investors 6,024,096 shares of common stock at a purchase price of $0.83 per share based on the prior market close. Under the terms of the purchase agreement, the investors have the right to appoint one member of the Company's Board of Directors and the Company must use best efforts to take all actions reasonably required to register under the Securities Exchange Act of 1933 the shares of common stock acquired by the investors. The use of proceeds will be for marketing programs to improve product branding, sales expansion, and accelerating research and development efforts.

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

            Prior to June 30, 2000, the Company had two reportable segments:
Desktop Management and Groupware. The Desktop Management segment included the ON Command CCM product line and the Groupware segment which developed, marketed and supported real-time group scheduling products. On January 3, 2000, the Company signed an asset purchase agreement with a newly organized privately-held company named Meeting Maker, Inc. (MMI) to sell the Company's Groupware business (Meeting Maker) subject to the approval of the Company's stockholders. In connection with the asset purchase agreement, the Company entered into a management agreement, also dated January 3, 2000, in which the Company transferred operating control of the Groupware business (Meeting Maker) to MMI. ON had no risk of ownership related to the operating results from the Groupware business since January 3, 2000 and had included the results of operations of MMI and allocated 100% of the net income (loss) to MMI for the period January 3, 2000 to June 30, 2000. The Company did not receive the required number of shareholder votes to approve the Meeting Maker transaction.

            As a result, the Company entered into a license agreement with MMI effective as of June 30, 2000 which, among other things, terminated the previously negotiated sale arrangement and provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code). The Company receives quarterly royalty payments, subject to certain minimums, from MMI in connection with the exclusive license. On June 29, 2001, MMI exercised its buyout option under the license for the remaining minimum payments plus an additional fee. The Company recognized the royalty fees and buyout as earned in other revenue. As a result of the MMI buyout, there will be no further revenue recognized under this agreement.

            The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION. Software licenses consist principally of revenue earned under perpetual software license agreements and are generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement. Revenue under such arrangements, which may include multiple software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services.

            The Company also sells products to resellers. The Company typically does not ship products to resellers until an end user is identified, at which point, the Company recognizes revenue under the arrangement. The Company provides for returns based on historical experience.

            Service revenue from time and expense contracts as well as consulting and training revenue are recognized as the related services are performed.

RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                       ------------------------------          ------------------------------
                                                      SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                          2001                2000                2001                2000
                                                       ----------          ----------          ----------          ----------
Revenue:
     Net CCM and related products                           62.1%               75.0%               60.7%               57.2%
     CCM and related service and maintenance                37.9%               23.3%               35.9%               24.5%
     Meeting Maker, Inc. (MMI)                            --                  --                  --                    17.7%
     Other                                                --                     1.7%                3.4%                0.6%
                                                       ----------          ----------          ----------          ----------
      Total revenue                                        100.0%              100.0%              100.0%              100.0%
                                                       ----------          ----------          ----------          ----------

     Cost of CCM and related products
        revenue                                             11.5%               15.4%               12.0%               11.8%
     Cost of CCM and related service and
        maintenance revenue                                  4.6%                3.0%                4.9%                4.0%
     Cost of MMI revenue                                  --                  --                  --                     0.4%
                                                       ----------          ----------          ----------          ----------
Gross Profit                                                83.9%               81.6%               83.1%               83.8%
                                                       ----------          ----------          ----------          ----------
Operating expenses:
     Sales and marketing                                    53.7%               48.6%               55.0%               47.0%
     Research and development                               34.4%               36.2%               36.6%               38.9%
     General and administrative                             30.3%               15.3%               22.9%               21.2%
     MMI Operating Expense                                --                  --                  --                    11.2%
                                                       ----------          ----------          ----------          ----------
Loss from operations                                      (34.5)%             (18.5)%             (31.4)%             (34.5)%
Interest income, net                                         0.6%                1.3%                0.8%                2.2%
Other income (expense), net                                  4.8%                0.1%              (9.6)%              (0.1)%
Gain on sale of assets to MMI                             --                     6.5%             --                     2.4%
                                                       ----------          ----------          ----------          ----------
  Loss before allocation to MMI
   and provision for income taxes                          (29.1)%             (10.6)%             (40.2)%             (30.0)%
                                                       ----------          ----------          ----------          ----------
 Allocation to MMI                                        --                  --                  --                    (6.1)%
                                                       ----------          ----------          ----------          ----------
  Loss before
    provision for income taxes                             (29.1)%             (10.6)%             (40.2)%             (36.1)%
                                                       ----------          ----------          ----------          ----------
 Provision for income taxes                                  0.6%             --                     0.4%              --
                                                       ----------          ----------          ----------          ----------
  Net loss                                                 (29.7)%             (10.6)%              40.6%              (36.1)%
                                                       ==========          ==========          ==========          ==========

NET CCM AND RELATED PRODUCTS. The Company's net CCM and related products revenue is derived primarily from the licensing of software products. For the three and nine months ended September 30, 2001, this revenue decreased $1.78 million or 33.4% and $917 thousand or 8.3%, respectively, from the same period in 2000. The decrease during the third quarter of 2001 was primarily due to a decrease of $1.1 million in the amount of CCM product revenue for the quarter as well as a decrease of $700 thousand in the amount of hardware sold over the same period in 2000. The decrease for the nine months ended September 30, 2001 is primarily due to a decrease in the amount of hardware sales of $850 thousand over the same period in 2000. A decrease in CCM product revenues of $570 thousand was largely offset by a $500 thousand increase in third party software sales over the same period in 2000.

CCM AND RELATED SERVICE AND MAINTENANCE. The Company's CCM and related service and maintenance revenue consists of maintenance revenue, training and professional services. This revenue increased by $512 thousand or 31.0% and $1.3 million or 26.7% from the three and nine months ended September 30, 2000 to 2001, respectively. The increase for the three months ended September 30, 2001 was due to an increase in consulting services revenue of $486 thousand and maintenance revenues of $381 thousand both in the US and internationally due to new customer implementations that offset a decrease in European training revenues of $325 thousand. For the nine months ended September 30, 2001, the increase was due to an increase in consulting services revenue. The maintenance revenue increase of $1.0 was offset by a similar decrease in European training revenues. The training revenue decrease resulted from an extensive one-time training program for a large German customer in 2000.

MEETING MAKER, INC. (MMI). The Company's MMI revenue consists of product, maintenance, training, and professional services revenue associated with the Meeting Maker product prior to its license to MMI on July 1, 2000. For the three and nine months ended September 30, 2001, there was no MMI revenue. Revenue - MMI for 2000 consisted of revenue achieved during the three and six months ended June 30 under a management agreement entered into between the Company and MMI. There will be no additional MMI revenue.

OTHER. For the nine months ended September 30, 2001, the Company's other revenue consisted of $568 thousand in fees and royalties received from MMI associated with the licensing and buyout of the Company's Meeting Maker technology. These royalties were received from September 2000 until June 30, 2001 when MMI exercised its buyout option under the license agreement. The Company does not anticipate any further MMI related revenue.

COST OF CCM AND RELATED PRODUCTS. Cost of CCM and related products consists primarily of expenses associated with product documentation, production and fulfillment costs and royalty and license fees associated with products that are licensed from third party developers. In addition, for 2000, cost of CCM and related products revenue included the amortization of purchased intangibles. Cost of CCM and related products revenue, as a percentage of total revenue (excluding MMI and other revenue), was 11.5% and 15.7% for the three months ended September 30, 2001 and 2000, respectively. This decrease was primarily due to higher third party hardware costs of $503 thousand in 2000. For the nine months ended September 30, cost of CCM and related products revenue, as a percentage of total revenue (excluding MMI and other revenue), was 12.4% and 15.3% for 2001 and 2000, respectively. This decrease was due to decreased costs of $675 thousand related to reduced hardware sales and lower fulfillment costs of $135 thousand, due to a decrease in personnel, offset by increased costs for third party software of $423 thousand.

COST OF CCM AND RELATED SERVICE AND MAINTENANCE REVENUE. Cost of CCM and related service and maintenance revenue consists primarily of expenses associated with direct consulting and training costs as well as costs of personnel for ON's help desks. Cost of CCM and related service and maintenance, as a percentage of total revenue (excluding MMI and other revenue), was 4.6% and 3.1% for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, cost of CCM and related service and maintenance revenue, as a percentage of total revenue (excluding MMI and other revenue), was 5.1% and 4.0% for 2001 and 2000, respectively. This increase was due to a slight increase in overall costs and an increase in consulting and training revenues of $131 thousand and $246 thousand for the three and nine months ended September 30, 2001, respectively, over the same period in 2000.

COST OF MMI REVENUE. Cost of MMI revenue consists primarily of expenses associated with product documentation, production and fulfillment costs associated with the Meeting Maker product. For the nine months ended September 30, cost of MMI revenue decreased by $75 thousand from 2001 to 2000, respectively. This was due to the licensing of the Meeting Maker product in June of 2000. The Company does not anticipate any additional cost of MMI revenue in the future, as the technology is owned exclusively by MMI.

SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail, advertising and telemarketing campaigns and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of public relations, trade shows, conferences, travel and the telephone and information technology costs associated with sales activities. Sales and marketing expense decreased by approximately $376 thousand and increased approximately $90 thousand for the three and nine months ended September 30, 2001 over the comparable periods in 2000, respectively. As a percentage of total revenue (excluding MMI and other revenue), sales and marketing expense also increased to 53.7% from 49.4% for the three months ended September 30, 2001 and 2000, respectively, and decreased to 56.9% from 57.6%, for the nine months ended September 30, 2001 and 2000, respectively. The overall total decrease in spending for the third quarter is due to reduced consultant costs and payroll of $196 thousand and $38 thousand, respectively, and decreased promotional and travel expenses of $159 thousand over the same period in 2000. This resulted from the Company `s spending reductions. The small increase in year-to-date spending in 2001 over the same period in 2000 is primarily attributable to an increase in promotional spending of $192 thousand related to the introduction of the Company's new product, ON Command Site Manager offset by decreased sales travel of $140.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense includes costs associated with the development of new products, the enhancement of existing products and costs associated with providing indirect technical support, training and consulting. Related expenses also include certain information technology costs. Research and development expenses decreased by $602 thousand and $1.4 million for the three and nine months ended September 30, 2001, respectively, over the comparable periods in 2000. The decrease for the three months ended September 30, 2001 is due to a reduction in consulting expenses of $332 thousand, reduced travel of $98 thousand, and lower overhead costs for phone and office usage of $125 thousand. The decrease for the nine months ended September 30, 2001 is primarily attributable to reduced consultant costs of $1.3 million due to a number of consulting projects that were completed in 2000.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation and the continued administrative expense associated with the Company's foreign operations, executive support costs, accounting operations, planning, investor relations and business development operations. General and administrative expense increased by $641 thousand and decreased by $280 thousand for the three and nine months ended September 30, 2001, respectively, over the comparable periods in 2000. The third quarter increase is primarily attributable to $482 thousand in due diligence costs relating to evaluations of potential strategic transactions and an increase in the provision for doubtful accounts of $175 thousand due to a slowdown in certain European reseller payments. The year to date decrease reflects lower non-cash stock compensation expense of $540 thousand due to grants in 2000 to consultants and certain key executives as well as lower consulting costs of $325 thousand reduced by the due diligence and bad debt provision costs described above.

INTEREST INCOME, NET. For the three and nine months ended September 30, 2001, net interest income decreased approximately $60 thousand and $293 thousand, respectively, from the same period in 2000. This decrease was due to decreased average cash balances resulting from negative operating cash flows as well as lower yields on invested balances due to interest rate reductions.

OTHER INCOME (EXPENSE), NET. Other income (expense), net in 2001 consisted primarily of non-cash charges from the revaluation of the notes payable and warrant liability as well as the exchange rate impact on certain intercompany obligations expected to ultimately be settled. The Company's revaluation of its contingent notes payable resulted in non-cash charges of $100 thousand and $105 thousand, respectively, for the three and nine months September 30, 2001. Revaluation of the notes payable will continue until December 2001, when the $1 million of notes become payable if the stock price does not reach the levels discussed in Note 2 of the notes to the condensed consolidated financial statements in this Form 10-Q. The notes are currently valued at $970 thousand.

The revaluation of the Company's warrant liability, originally established on December 18, 2000, resulted in a non-cash charge of $983 thousand for the nine months ended September 30, 2001. On June 28, 2001, the Company entered into Amendments to the Exchange Agreements with both institutional investors that, among other things, deleted the covenants requiring the Company to maintain the effectiveness of registration statements on Form S-3 covering the resale of the New Warrant Shares and replaced such covenants with covenants requiring the Company to use best efforts to take all actions reasonably required to maintain the effectiveness of such registration statement(s) and deleted all financial penalties for failure to maintain the effectiveness of such registration statement(s). As a result of these changes, the agreements have now been designated as equity instruments and the amount outstanding, previously shown as a liability, is now reflected in stockholders' equity (see Note 2 to the condensed consolidated financial statements in this Form 10-Q). As a result, the Company will no longer incur non-cash charges or credits relating to these outstanding warrants.

The Company incurred a foreign exchange gain of $373 thousand and a charge of $541 thousand the three and nine months ended September 30, 2001 and 2000, respectively. In December 2000, the Company determined that certain intercompany balances should be treated as temporary in nature. Accordingly, since that time the Company has calculated the exchange gain or loss on those intercompany balances. Due to a strengthening of the Deutsche Mark against the dollar, the Company recognized a non-cash credit of $400 thousand on certain intercompany obligations for the three months ended September 30, 2001, respectively. For the nine months ended September 30, 2001 the Company recognized a non-cash charge of $477 thousand on these intercompany obligations. The Company is evaluating hedging alternatives and is working with its advisors and financial institutions to develop a strategy to repatriate funds while minimizing foreign exchange losses and income taxes. Approximately $4.3 million was repatriated from Germany to the US headquarters during 2001 reducing a portion of the Company's Deutsche Mark currency exposure

INCOME TAXES. Although the Company has a consolidated net loss, the Company expects a portion of its income to be subject to tax internationally and has provided $33 thousand and $66 thousand based on the estimated annual obligation in the three and nine months ended September 30, 2001, respectively, to satisfy this liability. Due to the Company's prior net operating loss position both domestically and internationally, no tax provision was recorded for three and nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has funded its operations to date primarily through private and public placements of capital stock and the net proceeds received from the sale of product lines. At September 30, 2000 and 2001 the Company had available cash and cash equivalents of $10.3 million and $5.7 million, respectively, and working capital of $9.6 million and $860 thousand, respectively. As of September 30, 2001, the Company also had restricted cash of $1.1 million securing the Company's Waltham, Massachusetts facility lease.

             On October 26, 2001 the Company closed a private placement of $5 million of common stock with four institutional investors. The Company issued the investors 6,024,096 shares of common stock at a purchase price of $0.83 per share based on the prior market close. Under the terms of the purchase agreement, the investors have the right to appoint one member of the Company's Board of Directors and the Company must use best efforts to register under the Securities Exchange Act of 1933 the shares of common stock acquired by the investors. The Company intends to use the proceeds from this private placement to increase brand awareness through targeting marketing programs, add to its direct sales force, and accelerate its research and development efforts to maintain its technological advantage.

            Net cash used in operating activities for the quarters ended September 30, 2000 and 2001 was $7.7 million and $3.6 million, respectively. In 2000, net cash used in operating activities consisted mainly of a net loss of $7.0 million, further impacted by a gain on the sale of the Meeting Maker assets of $458 thousand, and a decrease in accounts payable and accrued expenses of $2.1 million. The amounts were partially offset by depreciation and amortization of deferred compensation costs of $1.1 million and an increase in deferred revenue of $609 thousand. In 2001, net cash used in operating activities consisted mainly of a net loss of $6.8 million and a decrease in accounts payable and accrued expenses of $844 thousand. These amounts were partially offset by and decrease in accounts receivable of $1.9 million, non-cash charges for the unexercised warrants and notes payable of $1.1 million, and depreciation and amortization of $847 thousand.

            Net cash used in investing activities for the quarters ended September 30, 2000 and 2001 was $468 thousand and $357 thousand, respectively. In 2000, the charges related to capital purchases for computer equipment as well as the build out of the Waltham, Massachusetts office space. In 2001, this amount related primarily to the purchase of computer equipment.

            Net cash provided by financing activities for the quarters ended September 30, 2000 and 2001 was $739 thousand and $55 thousand, respectively. In 2000, this cash activity resulted from the exercise of stock options of $644 thousand and the sale of stock under the Employee Stock Purchase Plan of $95 thousand. In 2001, this cash activity resulted from the sale of stock under the Employee Stock Purchase Plan of $44 thousand and the balance from the exercise of stock options.

            For the three months ended September 30, 2001, the Company's cash flows were essentially flat. For the nine months ended September 30, 2001, however, the Company experienced negative cash flows of approximately $3.8 million. The Company believes that its available cash resources, including cash and cash equivalents, the proceeds from the $5 million private placement closed in late October 2001 and cash it expects to generate from sales of products, will be sufficient to finance presently anticipated operating results and working capital expenditure requirements at least through the next twelve months. The future liquidity of the Company is, however, dependent on a number of factors, including but not limited to, the Company's ability to reach forecasted sales targets and to maintain current expense levels. There can be no assurance that the Company will not require additional capital resources during this period of time. If the Company does require additional capital resources beyond the financing just completed, it may seek to sell additional equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to the Company.

            For additional information concerning risks associated with the Company's liquidity and capital resources see "Certain Factors That May Affect Future Results".

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

            This Report on Form 10-Q contains forward-looking statements within the meaning of the Federal Securities Laws. In addition, from time to time, management may make forward-looking statements in press releases, in other public discussions and in other documents that we file with the Securities and Exchange Commission (including those documents incorporated by reference into this Form 10-Q). The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. You can identify forward-looking statements by the words "may," "believes," "anticipates," "plans," "expects," "estimates" and similar expressions. Our forward-looking statements are based on currently available information and management's expectations of future results but necessarily involve certain assumptions. We caution readers that our assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from our expectations. Below we describe some of the important factors that could affect our revenue or results of operations

THE COMPANY HAS EXPERIENCED CASH FLOW DEFICITS AND MAY EXPERIENCE CASH FLOW DEFICITS IN THE FUTURE.

            For the three months ended September 30, 2001, the Company's cash flows were essentially flat. However, for the nine months ended September 30, 2001, ON had operating losses of approximately $5.2 million, producing significant negative cash flow for the year. ON will be a user of cash at least through December 31, 2001. Management's 2001 operating plan forecasts that the Company will be breakeven from operations for the fourth quarter of 2001, however, there is no assurance the Company will achieve this result. Based on these assumptions and the aforementioned $5 million equity financing by the Company in October 2001, management believes that the Company has sufficient cash to fund its operations for the next 12 months.

ON'S BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF GENERAL ECONOMIC AND BUSINESS CONDITIONS

            Our business is subject to the effects of general economic and business conditions. ON's operating results have been adversely effected by recent unfavorable economic conditions and reduced information technology spending. In addition, the recent terrorist attacks have added (or exacerbated) general economic, political and other uncertainties. If economic and market conditions do not improve and these uncertainties continue to exist, ON's business, condition (financial or otherwise), financial and results of operations could continue to be adversely affected.

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

THE COMPANY DERIVES A SIGNIFICANT PORTION OF ITS REVENUE FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS

            For the three and nine months ended September 30, 2001, three customers accounted for approximately $1.6 million or 27.3% of total revenue and approximately $3.8 million, or 22.6% of total revenue, respectively. During the year ended December 31, 2000, two customers accounted for $6.3 million of On Command CCM revenue or 24.0% of total revenues. It is possible that in the future other customers will account for more than 10% of ON's total revenue. The loss of significant customers could have a materially adverse effect on the Company's business, condition (financial or otherwise), prospects and results of operations.

WE WILL NEED TO EXPAND OUR DISTRIBUTION CHANNELS IN ORDER TO DEVELOP OUR BUSINESS AND INCREASE REVENUE

            We sell our products through our direct sales force and a number of distributors, and we provide maintenance and support services through our technical and customer support staff. We plan to continue to invest large amounts of resources in our direct sales force, particularly in North America. In addition, we are developing additional sales and marketing channels through value added resellers, system integrators, original equipment manufacturers and other channel partners. We may not be able to attract channel partners that will be able to market our products effectively, or that will be qualified to provide timely and cost-effective customer support and service. If we establish distribution through such indirect channels, our agreements with channel partners may not be exclusive. As a result, such channel partners may also carry competing product lines. If we do not establish and maintain such distribution relationships, this could materially adversely affect our business, condition (financial or otherwise), prospects and results of operations.

IF THE MARKET FOR OUR ENTERPRISE DESKTOP MANAGEMENT SOFTWARE SOLUTIONS DOES NOT CONTINUE TO DEVELOP AS WE ANTICIPATE, OUR ABILITY TO GROW OUR BUSINESS AND SELL OUR PRODUCTS WILL BE ADVERSELY AFFECTED

            In recent years, the market for enterprise software solutions has been characterized by rapid technological change, frequent new product announcements and introductions and evolving industry standards. In response to advances in technology, customer requirements have become increasingly complex, resulting in industry consolidation of product lines offering similar or related functionality. In particular, we believe that a market exists for integrated enterprise-wide infrastructure management solutions. However, the existence of such a market is unproven. If such a market does not fully develop, this could have a materially adverse effect on our business, condition (financial or otherwise), prospects and results of operations. Regardless of the development of a market for integrated infrastructure management solutions, factors adversely affecting the pricing of, demand for, or market acceptance of our enterprise desktop management applications could have a material adverse effect on our business, condition (financial of otherwise), prospects and results of operations.

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

            We have experienced product development delays in the past and may experience delays in the future. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products. Any such new or improved products may not achieve market acceptance. Our current or future products may not conform to industry requirements. If, for technological or other reasons, we are unable to develop and introduce new and improved products in a timely manner, our business, condition (financial or otherwise), prospects and results of operations could be adversely affected.

ERRORS IN OUR PRODUCTS COULD RESULT IN SIGNIFICANT COSTS TO US AND COULD IMPAIR OUR ABILITY TO SELL OUR PRODUCTS

            Because our software products are complex, these products may contain errors that could be detected at any point in a product's life cycle. In the past, we have discovered software errors in certain of our products and have experienced delays in shipment of our products during the period required to correct these errors. Despite testing by ON and by current and potential customers, errors in our products may be found in the future. Detection of such errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation or increased service and warranty costs. If any of these results were to occur, our business, condition (financial or otherwise), prospects and results of operations could be materially adversely affected.

IN THE FUTURE, INCLUSION OF FUNCTIONS PROVIDED BY OUR PRODUCTS IN SYSTEM SOFTWARE AND APPLICATION SUITES MAY AFFECT OUR COMPETITIVE POSITION

            In the future, vendors of operating system software and applications sold for a single price (generally referred to as application suites) may continue to enhance their products to include functions that are currently provided by our products. In addition, some vendors may bundle these products in their existing application suites at no additional charge. The widespread inclusion of the functions provided by our products as standard features of operating system software could render our products obsolete and unmarketable particularly if the quality of such functions were comparable to the functions offered by our products. Furthermore, even if the software functions provided as standard features by operating systems are more limited than those of our products, there is no assurance that a significant number of customers would not elect to accept such functions instead of purchasing additional software. If we were unable to develop new software products to further enhance operating systems and to successfully replace any obsolete products, our business, condition (financial or otherwise), prospects and results of operations could be materially and adversely affected.

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

            In addition, Microsoft has bundled new management capabilities in its Windows 2000 and XP operating systems that, in conjunction with its Systems Management Server (SMS) framework, directly compete with capabilities provided by ON Command CCM. Even if the functionality provided with Microsoft's operating system software were more limited than that of our software management products, customers or potential customers might elect to accept more limited functionality in lieu of purchasing additional software. Competition resulting from this type of bundling could lead to price reductions for our products, which would reduce our margins and correspondingly affect our business, condition (financial or otherwise), prospects and results of operations.

            Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources than the Company has. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products than the Company can. The Company may not be able to compete successfully against current and future competitors. In addition, competitive pressures faced by the Company may materially adversely affect the Company's business, condition (financial or otherwise), prospects and results of operations.

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

            Based on 2001 forecasts, our product development, marketing and sales costs for our current products are approximately $1,600,000 to $2,000,000 per month. Based on our existing cash and forecasted revenue, we believe that we have enough cash to fund these costs for at least the next twelve months. There can be no assurance that our estimate of the marketing, sales and product development costs of the CCM products is correct, or that these costs will not exceed our available financial resources, or that we will be able to locate additional sources of financing, if and when needed.

OUR INCREASING RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

            For the three months ended September 30, 2001, total revenue from international licenses (license revenue from outside the United States) represented approximately 33% of our total revenue and 53% of our net CCM and related products revenue. For the nine months ended September 30, 2001, total revenue from international licenses represented approximately 37% of our total revenue and 62% of our net CCM and related products revenue. For the fiscal year 2000, total revenue from international licenses represented approximately 32% of our total revenue and 53% of our net CCM and related products revenue. We expect that international revenue will continue to constitute a significant portion of our total revenue in the future. Accordingly, a significant percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for our products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a materially adverse effect on our future international license revenue.

            Our continued growth and profitability may require continued expansion of our international operations, particularly in Europe, Latin America and the Pacific Rim. Accordingly, we intend to expand our current international operations and enter additional international markets. Such expansion will require significant management attention and financial resources. We have only limited experience in developing local-language versions of our products and marketing and distributing our products internationally. We may not be able to successfully translate, market, sell and deliver our products internationally. If we are unable to expand our international operations successfully and in a timely manner, our business, condition (financial or otherwise), prospects and results of operations could be adversely affected.

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

            On January 1, 1999, certain member states of the European Economic Community (the "EEC") fixed their respective currencies to a new currency, the euro. On that date, the euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states will be conducted in both the existing national currencies, such as the French franc or deutsche mark and the euro. Issues related to the introduction of the euro may materially adversely affect our business, condition (financial or otherwise), prospects and results of operations.

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

o     product life cycles, software defects and other product quality problems;
      and

o     personnel changes.

            We have often recognized a substantial portion of our revenue in the last month or weeks of a quarter. As a result, license revenue in any quarter is substantially dependent on orders booked and shipped in the last month or weeks of that quarter. Due to the foregoing factors, quarterly revenue and operating results are not predictable with any significant degree of accuracy. In particular, the timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery. The timing between initial customer contact and fulfillment of criteria for revenue recognition can be lengthy and unpredictable, and revenue in any given quarter can be adversely affected as a result of such unpredictability. In the event of any downturn in potential customers' businesses or the economy in general, planned purchases of our products may be deferred or canceled, which could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

OUR SALES CYCLE IS LONG AND UNPREDICTABLE, AND POTENTIAL DELAYS IN THE CYCLE MAKE OUR REVENUE SUSCEPTIBLE TO FLUCTUATIONS

            The licensing of our software generally requires us to engage in a sales cycle that typically takes approximately four to nine months to complete. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size of the transaction and the level of competition that we encounter in our selling activities. During the sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

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

OUR ABILITY TO MANAGE GROWTH WILL AFFECT OUR ABILITY TO ACHIEVE AND MAINTAIN PROFITABILITY

            Total CCM and related products revenue grew significantly from 1998 to 1999, increasing from $11.3 million to $23.5 million, respectively. In fiscal 2000 total CCM and related products revenue decreased slightly from 1999 levels, to $22.9 million. The Company expects revenues for 2001 to be in the range of $23 million to $24 million. If we continue to grow year over year, such growth may burden our operating and financial systems. This burden will require large amounts of senior management attention and will require the use of other ON resources. Our ability to compete effectively and to manage future growth (and our future operating results) will depend in part on our ability to implement and expand operational, customer support, and financial control systems and to expand, train, and manage our employees. In particular, in connection with acquisitions, we will be required to integrate additional personnel and to augment or replace existing financial and management systems. Such integration could disrupt our operations and could adversely affect our financial results. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to do so could materially adversely affect our business, condition (financial or otherwise), prospects and results of operations.

OUR BUSINESS DEPENDS IN LARGE PART UPON THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY, THE LOSS OF WHICH WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS

            Our success is heavily dependent upon our proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets and copyright to establish and protect our proprietary rights in software.

            We use a printed "shrink-wrap" license for users of our products distributed through traditional distribution channels in order to protect our copyrights and trade secrets in those products. Since the licensee does not sign these shrink-wrap licenses, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. If such licenses are not enforceable, the user would not be bound by the license terms, including the terms that seek to protect our proprietary technology. If the printed shrink-wrap licenses prove to be unenforceable, this may have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

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

            There can be no assurance that the steps taken by ON to protect our proprietary software technology will be adequate. Lesser sensitivity by corporate, government or institutional users to avoiding infringement of propriety rights could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

            There has been substantial litigation in the software industry involving intellectual property rights of technology companies. We have not been involved in any such litigation. Although we do not believe that we are infringing the intellectual property rights of others, any involvement in this type of litigation may have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations. In addition, since we may acquire or license a portion of the software included in our future products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties for information as to the origin and ownership of any software being acquired. We generally obtain representations as to the origin and ownership of such acquired or licensed software and we generally obtain indemnification to cover any breach of such representations. However, there can be no assurance that these representations are accurate or that such indemnification will provide us with adequate compensation for a breach of these representations. In the future, we may need to initiate litigation to enforce and protect trade secrets and other intellectual property rights owned by us. We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. This litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations. Adverse rulings or findings in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from manufacturing or selling our products. Any one of these items could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available to us on reasonable terms, or at all.

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGY OR TRADEMARKS AND THIS COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUE AND INCREASE COSTS

            We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws provide only limited protection. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our data model and other proprietary information underlying our licensed applications. Such means of protecting our proprietary rights may not be adequate. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while we do not expect software piracy to be a persistent problem, some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources, and could materially adversely affect our business, condition (financial or otherwise), prospects and results of operations.

THIRD PARTIES COULD ASSERT, FOR COMPETITIVE OR OTHER REASONS, THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, AND SUCH CLAIMS COULD INJURE OUR REPUTATION, CONSUME TIME AND MONEY AND ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS

            While we are not aware that any of our software product offerings infringe the proprietary rights of third parties, third parties may claim infringement with respect to our current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements may not be available on acceptable terms, or at all. As a result, infringement claims could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US

            Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Such limitation of liability provisions may, however, not be effective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims. We may be subject to such claims in the future. A product liability claim could materially adversely affect our business, condition (financial or otherwise), prospects and results of operations.

OUR SENIOR MANAGEMENT AND OTHER KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND IF THEY CHOOSE TO LEAVE ON, IT COULD HARM OUR BUSINESS

            Our success will depend to a significant extent on the continued service of our senior management and certain other key employees, including selected sales, consulting, technical and marketing personnel. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions, few of our employees are bound by an employment or non-competition agreement. In addition, we do not generally maintain key man life insurance on any employee. The loss of the services of one or more of our executive officers or key employees or the decision of one or more such officers or employees to join a competitor or otherwise compete directly or indirectly with us could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

WE WILL NEED TO RECRUIT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL TO SUCCESSFULLY GROW OUR BUSINESS

            Our future success will likely depend in large part on our ability to attract and retain additional highly skilled technical, sales, management and marketing personnel. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel. New employees generally require substantial training in the use of our products. We may not succeed in attracting and retaining such personnel. If we do not, our business, condition (financial or otherwise), prospects and results of operations.

FUTURE CHANGES IN THE FEDERAL IMMIGRATION LAWS COULD LIMIT OUR ABILITY TO RECRUIT AND EMPLOY SKILLED TECHNICAL PROFESSIONALS FROM OTHER COUNTRIES, AND THIS COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS

            To achieve our business objectives, we must be able to recruit and employ skilled technical professionals from other countries. Any future shortage of qualified technical personnel who are either United States citizens or otherwise eligible to work in the United States could increase our reliance on foreign professionals. Many technology companies have already begun to experience shortages of such personnel. Any failure to attract and retain qualified personnel as necessary could materially adversely affect our business and operating results. Foreign computer professionals such as those employed by us typically become eligible for employment in the United States by obtaining a nonimmigrant visa. The number of nonimmigrant visas is limited by federal immigration law. Currently, Congress is considering approving an increase in the number of visas available. We cannot predict whether such legislation will ultimately become law. We also cannot predict what effect any future changes in the federal immigration laws will have on our business, condition (financial or otherwise), prospects and results of operations.

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

            In the past, the market price of our common stock has varied greatly and the volume of our common stock traded has fluctuated greatly as well. We expect such fluctuation to continue. The fluctuation results from a number of factors including:

o any shortfall in revenue or net income from revenue or net income expected by investors and securities analysts;

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

THE SHARES OF COMMON STOCK ISSUED UPON EXERCISE OF CERTAIN WARRANTS WILL HAVE A DILUTIVE EFFECT

            On December 18, 2000, the Company entered into exchange agreements with Castle Creek Technology Partners, LLC and Marshall Capital Management, Inc. (the "Investors") pursuant to which each Investor has exchanged certain existing warrants (the "Initial 1999 Warrants") for a new warrant exercisable for 1,400,000 shares of common stock (each a "New Warrant" and, collectively, the "New Warrants") and a promissory note in the principal amount of $500,000. The number of shares of ON's common stock issued or issuable upon exercise of the new warrants (the "Warrant Shares") is fixed at 2,800,000 in the aggregate (subject to adjustment for stock splits, stock dividends and similar events and to weighted average antidilution adjustments in the case of certain below-market securities issuances by ON); however, because the exercise price is $0.01 per share (subject to adjustment for stock splits, stock dividends and similar events and to weighted average antidilution adjustments in the case of certain below-market securities issuances by ON), the issuance of the Warrant Shares has (in the case of Warrant Shares already issued) or will have a dilutive effect on the stockholders of ON. This effect is significantly less dilutive than the dilution that would have resulted from the exercise of the Initial 1999 Warrants. As of November 12, 2001, the investors have exercised 705,847 of these warrant shares.

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

            On July 24, 2001 the Company received notice from Nasdaq that its stock may be delisted on October 22, 2001 if the stock has not traded at or above $1 for a minimum of 10 consecutive trading days. ON had 90 days from the date of the notification to achieve compliance with the minimum bid price standard. Compliance can be achieved during this 90-day period if the minimum bid price exceeds $1.00 for at least 10 consecutive trading days. On October 9,2001, the Company was notified by Nasdaq that the minimum bid requirement was suspended for all companies until January 2, 2002. Compliance tracking by Nasdaq may re-commence starting January 2, 2002.

            In the event that Nasdaq reinstates the minimum bid requirement and ON fails to comply with such requirement, the Company would have the right to appeal any such delisting. Notwithstanding the Company's right to appeal any such delisting, there can be no assurance that an appeal would be successful.

            As of September 30, 2001, the Company was not in compliance with the tangible net asset requirement. The $5 million equity financing, completed by the Company on October 25, 2001, has brought the Company back in compliance with this net tangible asset test as of the filing of this Form 10-Q; however, there can be no assurance that the Company will continue to be in compliance with Nasdaq's net tangible asset test.

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

      FOREIGN CURRENCY RISK. International revenue from the Company's foreign subsidiaries and other foreign sources for the three and nine months ended September 30, 2001 were approximately 73% and 75% of total revenue, respectively. International sales are made primarily from the Company's subsidiary in Germany and are denominated in the local currency. Accordingly, the Company's German subsidiary uses the local currency as its functional currency. The Company's international business is subject to risk typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

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

      INVESTMENT RISK. The Company may invest in the future in the equity instruments of privately held companies for business and strategic purposes. However, as of September 30, 2001, the Company holds no such material investments. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, September 30, 2001

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business. As of the date of this Form 10-Q, there is no litigation pending against the Company that would have a material adverse effect on the Company's results of operations or financial position.

Item 2. Changes in Securities
        ---------------------
        Not Applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------
        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        Not Applicable

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a) Exhibits

            None

        (b) Reports on Form 8-K

            None

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, September 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ON TECHNOLOGY CORPORATION



                                          /s/ Robert L. Doretti
                                          --------------------------------------

Date: November 14, 2001                   Name:  Robert L. Doretti
                                          Title: Chairman, President, and
                                                 Chief Executive Officer

                                          /s/ Steven R. Wasserman
                                          --------------------------------------

Date: November 14, 2001                   Name:  Steven R. Wasserman
                                          Title: Vice President of Finance,
                                                 Chief Financial Officer, and
                                                 Chief Accounting Officer