Form 10-K405/A
period 2000-12-31
ON TECHNOLOGY CORP
filed 2002-01-17
CIK 925288

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                   FORM 10-K/A


                          AMENDMENT NO. 1 TO FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the year ended December 31, 2000              Commission file number 0-26376


                            ON TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                                  04-3162846
    ---------                                                 -------------
    (State or                                                 (IRS Employer
  incorporation)                                          Identification Number)


                          880 Winter Street, Building 4
                          Waltham, Massachusetts 02451
                                 (781) 487-3300
             ------------------------------------------------------
             (Address and telephone of principal executive offices)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $12,112,188, as of March 8, 2001.

The number of shares of Common Stock, $0.01 par value, outstanding as of March 8, 2001 was 15,333,334.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K/A, to the extent not set forth herein, is incorporated by reference from specified portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders scheduled for April 27, 2001.

                               TEXT OF AMENDMENTS

EXPLANATORY NOTE: The annual report on Form 10-K for the year ended December 31, 2000 of ON Technology Corporation that was filed on March 27, 2001 (the "Original Filing") is hereby amended by deleting Items, 6, 7 and 14 in their entirely and replacing them with the Items included herein.

Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.



                                     PART II
                                     -------


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

Revenue information in the selected consolidated financial data shown below has been reclassified to emphasize the Company's current operations. The Company's core business products, acquired in 1997, are shown by category for the indicated periods. Revenue - MMI related to groupware revenues on the Company's Meeting Maker product prior to its license to MMI on June 30, 2000. Revenues from product lines in the network management, security and scheduling areas that were either sold to Elron Software Inc. in 1998 (the "Elron Transaction") or discontinued for Y2K concerns, have been grouped in other along with MMI license revenue received by the Company in 2000.

No attempt has been made to allocate operating expenses in the same manner, as revenue because the Company's personnel worked on multiple projects across project lines and the Company believes any such allocation of expenditures would not be meaningful.

The selected consolidated financial data below may not be comparable for all of the periods presented due to the facts discussed above.

                                                                    Years Ended December 31,
                                                ------------------------------------------------------------
                                                  1996         1997         1998         1999         2000
                                                ------------------------------------------------------------
                                                               (In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
  Net CCM and related products                  $   --       $  6,378     $  8,176     $ 17,993     $ 16,073
  CCM and related service and maintenance           --          2,253        3,124        5,524        6,633
  Meeting Maker, Inc. (MMI)                       12,987        9,934        7,530        7,360        3,405
  Other                                           38,805       22,717        1,180         --            236
                                                ------------------------------------------------------------
     Total revenue                                51,792       41,282       20,010       30,877       26,347
                                                ------------------------------------------------------------

Operating expenses:
  Cost of product and service revenue             11,951        9,315        3,890        5,431        4,431
  Sales and marketing                             24,176       22,172       10,715       13,396       13,390
  Research and development                         9,456       12,461        9,044        9,952       10,691
  General and administrative                       4,407        5,501        3,412        4,466        6,894
  Charge for purchased incomplete research
     and development                              13,285       15,898         --           --           --
 Charge for restructuring                          5,415       10,940         --           --           --
 Gain on sale of assets                             --           --         (6,518)        --           --
                                                ------------------------------------------------------------
Loss from operations                             (16,898)     (35,005)        (533)      (2,368)      (9,059)
Interest income, net                               1,134          233          325          153          498
Other income                                        --           --             20          216          716
                                                ------------------------------------------------------------
Loss before allocation to Meeting Maker, Inc
  and provision for taxes                        (15,764)     (34,772)        (188)      (1,999)      (7,845)
Allocation to Meeting Maker, Inc.                   --           --           --           --         (1,171)
Provision for income taxes                           (97)        --            (27)        --           (420)
                                                ------------------------------------------------------------
Net loss                                        $(15,861)    $(34,772)    $   (215)    $ (1,999)    $ (9,436)
                                                ============================================================
Basic loss per share                            $  (1.46)    $  (2.88)    $  (0.02)    $  (0.16)    $  (0.67)
                                                ============================================================
Diluted loss per share                          $  (1.46)    $  (2.88)    $  (0.02)    $  (0.16)    $  (0.67)
                                                ============================================================
Basic weighted average shares outstanding         10,854       12,079       12,281       12,526       14,141
                                                ============================================================
Diluted weighted average shares outstanding       10,854       12,079       12,281       12,526       14,141
                                                ============================================================


                                                                          DECEMBER 31,
                                                ------------------------------------------------------------
                                                  1996         1997         1998         1999         2000
                                                ------------------------------------------------------------
                                                                   (Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents                     $ 20,774     $  6,679     $  8,001     $ 16,941     $  9,437
  Restricted cash                                   --           --           --           --          1,069
  Working capital                                 25,347        3,803        4,686       15,144        6,434
  Total assets                                    44,142       17,382       14,669       26,788       18,371
  Long-term obligations                              510           10         --           --          1,222
  Total stockholders' equity                      33,493        6,996        7,141       16,970        6,902

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

As described in Item 5 of this 10-K/A under the caption "Sales of Unregistered Securities", on December 30, 1999, the Company closed a $12 million private placement of common stock and warrants to two institutional investors, and on December 18, 2000, the Company and such investors entered into exchange agreements relating to the exchange of certain of the warrants issued to such investors in 1999 for new warrants and promissory notes.

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

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION. Software licenses consists principally of revenue earned under perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement. Revenues under such arrangements, which may include multiple software products and services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services, based on the price charged when these elements were sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services.

The Company also sells products to resellers. The Company typically does not ship products to resellers until an end user is identified, at which point the Company recognizes revenue under the arrangement. The Company provides for returns based on historical experience.

Service revenues from time and expense contracts and consulting and training revenue are recognized as the related services are performed.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain financial data as percentages of the Company's total revenue:

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                     1998          1999          2000
                                                   ------------------------------------
Revenue:
  Net CCM and related products                         40.9%         58.3%         61.0%
     CCM related service and maintenance               15.6          17.9          25.2
     Meeting Maker, Inc. (MMI)                         37.6          23.8          12.9
     Other                                              5.9          --             0.9
                                                   ------------------------------------
       Total revenue                                  100.0         100.0         100.0
                                                   ------------------------------------
Operating expenses:
     Cost of CCM and related products revenue          16.2          12.5          13.1
     Cost of CCM and related service and
     maintenance revenue                                1.8           3.0           3.4
     Cost of MMI revenue                                2.7           2.1           0.3
     Sales and marketing                               46.6          38.7          46.8
     Research and development                          36.0          28.2          37.2
     General and administrative                        17.2          14.5          25.4
     MMI operating expenses                            14.8           8.7           8.2
     Gain on sale of assets                           (32.6)         --            --
                                                   ------------------------------------
Loss from operations                                   (2.7)         (7.7)        (34.4)
                                                   ------------------------------------
Interest income, net                                    1.7           0.5           1.9
Other income, net                                      --             0.7           2.7
                                                   ------------------------------------
Net loss before allocation to MMI and
  provision for income taxes                           (1.0)         (6.5)        (29.8)
                                                   ------------------------------------
Allocation to MMI                                      --            --            (4.4)
                                                   ------------------------------------
Loss before provision for income taxes                 (1.0)         (6.5)        (25.4)
Provision for income taxes                             (0.1)         --            (1.6)
                                                   ------------------------------------
Net loss                                               (1.1)%        (6.5)%       (35.8)%
                                                   ====================================

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

CCM RELATED SERVICE AND MAINTENANCE. The Company's CCM related service and maintenance revenue consists of maintenance revenue, training and professional services. This revenue increased by $2.4 million or 77% from 1998 to 1999 and $1.1 million or 20% from 1999 to 2000. For 1999, the increase was attributable to an 88% increase in professional services and training revenues, or $1.55 million, and an increase of 62% in maintenance revenues, or $850 thousand. For 2000, the increase was primarily due to the $1.1 million increase in maintenance fees related to the growth in the number of maintenance agreements.

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

COST OF CCM AND RELATED PRODUCT REVENUE. Cost of CCM and related product revenue consists primarily of expenses associated with product documentation, production and fulfillment costs, and royalty and license fees associated with products that are licensed from third party developers. In addition, cost of CCM and related product revenue included the amortization of purchased intangibles. Cost of CCM and related product revenue as a percentage of like revenues decreased from approximately 39.6% in 1998 to 21.4% in 1999 to 21.5%% in 2000. The large percentage decrease from 1998 is the result of the Company growing its CCM and related product revenue by 120% over 1998 (with higher margin CCM software increasing 187%) thus leveraging some of its fixed distribution costs. Additionally, the Company outsourced its distribution and fulfillment operations in 1998, but since 1999, due to a reduced product line, the Company has brought these operations in-house at a savings of approximately $150 thousand. In 2000 cost of CCM and related product revenue decreased by $387 thousand, principally due to decreased amortization costs of $424 thousand.

COST OF CCM AND RELATED SERVICE AND MAINTENANCE REVENUE. Cost of CCM and related service and maintenance revenue consists primarily of expenses associated direct consulting and training costs as well as costs of the Company's help desk. Cost of CCM and related service and maintenance revenues as a percentage of like revenues increased from approximately 12% in 1998 to 17% in 1999 to 14% 2000. The increase from 1998 was due to hirings and infrastructure put in place to support the increased utilization in both Europe and North America due to the revenue growth discussed above. These costs were better brought in line with revenue expectations in 2000 resulting in improved margins.

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

SALES AND MARKETING EXPENSE. Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail and telemarketing campaigns, the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of public relations, trade shows, conferences, travel, and the telephone and information technology costs associated with sales activities. Sales and marketing expense increased $2.7 million and declined as a percentage of total revenues (exclusive of MMI revenues) from 75% in 1998 to 51% in 1999. This was due to the growth of the CCM and related product revenue of $12 million or 108% in 1999 over 1998. In 2000, sales and marketing expense increased $348 thousand over 1999, and increased slightly as a percentage of total revenue (exclusive of MMI revenues), from 51% in 1999 to 54% in 2000. Marketing expenditures remained flat in 2000 while sales expenses increased $388 thousand primarily due to the hiring of 15 additional sales people during the year, both in the US and abroad.

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

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes executive compensation and the continued administrative expense associated with the Company's foreign operations, executive support costs, accounting operations, planning, investor relations, and business development operations. General and administrative expense increased approximately $1.0 million from 1998 to 1999. The increase was primarily the result of increased professional fees and corporation filing fees of approximately $850 thousand. General and administrative expense increased by $2.2 million from 1999 to 2000. The increase was primarily due to a $1.8 million increase in the Company's bad debt reserves primarily related to one major customer who was experiencing financial difficulties.

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

OTHER INCOME. Other income in 1999 resulted from an insurance claim. Other income in 2000 consisted primarily of a non-cash gain resulting from net impact of valuation adjustments from the warrants and promissory notes issued to the aforementioned two private institutional investors of $473 thousand, as well as, the net gain resulting from the MMI transaction of $458.

INCOME TAXES. The provision for 1998 represents additional minimum taxes owed. In 1999, the Company incurred a significant operating loss for both book and tax purposes and gave benefit to refundable income taxes, which offset certain foreign tax provisions, and as a result no tax provision was recorded. During 1999, the Company recorded a book gain on the Elron Transaction; however, for tax purposes the Company recognized an ordinary loss on this transaction. The provision for 2000 primarily represents income taxes from operating income resulting in the Company's international operations.

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

Net cash provided by (used in) investing activities for the years ended December 31, 1998, 1999 and 2000 was $7.4 million, $(1.1) million, and $(1,828) thousand, respectively. The purchase of property and equipment in 1998 was offset by $8.3 million in proceeds from assets held for sale, net of transaction costs pertaining to the Elron Transaction. The purchase of property and equipment in 1999 was $1.1 million. In 2000, this use was primarily a result of the $1.1 million restricted cash agreement securing the Company's Waltham, Massachusetts facility lease and the purchase of property and equipment of $803 thousand, which was then slightly offset by a reduction in deposits.

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

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the Federal Securities Laws. In addition, from time to time, management may make forward-looking statements in press releases, in other public discussions and in other documents that we file with the Securities and Exchange Commission (including those documents incorporated by reference into this Form 10-K/A). The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. You can identify forward-looking statements by the words "may," "believes," "anticipates," "plans," "expects," "estimates" and similar expressions. Our forward-looking statements are based on currently available information and management's expectations of future results but necessarily involve certain assumptions. We caution readers that our assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from our expectations. Below we describe some of the important factors that could affect our revenues or results of operations.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1) Financial Statements:                                     Page
                                                                          Number
                                                                          ------
                 Report of Independent Public Accountants                   21

                 Consolidated Balance Sheets:
                     December 31, 2000 and 1999                             22

                 Consolidated Statements of Operations:
                     Years ended December 31, 2000, 1999 and 1998           23

                 Consolidated Statements of Stockholders' Equity:
                     Years ended December 31, 2000, 1999 and 1998           24

                 Consolidated Statements of Cash Flows:
                     Years ended December 31, 2000, 1999 and 1998           25

                 Notes to the Consolidated Financial Statements             27


Other schedules are omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

          (a)(3) Exhibits: See Index to Exhibits on page 45. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

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

                                                         /s/ Arthur Andersen LLP

Boston, Massachusetts
January 26, 2001

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     December 31,
                                                                                 ---------------------
                                                                                   2000         1999
                                                                                 --------     --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                        $  9,437     $ 16,941
Restricted cash                                                                     1,069         --
Accounts receivable, net of allowance of $2,177 and $666, respectively              5,561        7,347
Due from Meeting Maker, Inc. (MMI) (Note 2)                                           103         --
Prepaid expenses and other current assets                                             511          674
                                                                                 --------     --------
     Total current assets                                                          16,681       24,962
                                                                                 --------     --------

PROPERTY AND EQUIPMENT, AT COST:
Computers and equipment                                                             4,935        4,561
Furniture and fixtures                                                                335          239
Leasehold improvements                                                                528          284
                                                                                 --------     --------
Less-Accumulated depreciation and amortization                                      4,213        3,442
                                                                                 --------     --------
                                                                                    1,585        1,642
                                                                                 --------     --------
Other assets and deposits                                                             105          184
                                                                                 --------     --------
                                                                                 $ 18,371     $ 26,788
                                                                                 ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
Accounts payable                                                                 $  2,705     $  3,235
Accrued expenses                                                                    2,890        2,532
Notes payable (Note 6)                                                                875         --
Reserve for distributor inventories                                                  --            120
Deferred revenue - short term                                                       3,777        3,931
                                                                                 --------     --------
     Total current liabilities                                                     10,247        9,818

Warrant liability (Note 6)                                                            987         --
Deferred revenue - long term                                                          235         --
                                                                                 --------     --------
     Total liabilities                                                             11,469        9,818
                                                                                 --------     --------
Commitments (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock, Authorized - 2,000,000 shares Issued - none                         --           --
Common stock, $0.01 par value - Authorized - 30,000,000 shares Issued and
   outstanding - 15,300,951 shares and 13,848,164 shares, respectively                153          138
Additional paid-in capital                                                         73,843       74,596
Deferred stock-based compensation                                                     (97)        --
Accumulated deficit                                                               (67,130)     (57,694)
Accumulated other comprehensive income (loss)                                         180          (23)
Treasury stock  (15,000 shares at cost)                                               (47)         (47)
                                                                                 --------     --------
     Total stockholders' equity                                                     6,902       16,970
                                                                                 --------     --------
                                                                                 $ 18,371     $ 26,788
                                                                                 ========     ========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           For the Years Ended December 31,
                                                                Year ended December 31,
                                                    ----------------------------------------------
                                                        2000             1999             1998
                                                    ------------     ------------     ------------
REVENUE:
Net CCM and related products                        $     16,073     $     17,993     $      8,176
CCM and related service and maintenance                    6,633            5,524            3,124
Meeting Maker, Inc. (MMI)                                  3,405            7,360            7,530
Other                                                        236             --              1,180
                                                    ------------     ------------     ------------
         TOTAL REVENUE                                    26,347           30,877           20,010
                                                    ------------     ------------     ------------
OPERATING EXPENSES:
Cost of CCM and related product revenue                    3,462            3,849            3,240
Cost of CCM and related service and maintenance
revenue                                                      894              937              369
Cost of MMI revenue                                           75              645              543
Sales and marketing                                       12,324           11,976            9,318
Research and development                                   9,811            8,697            7,193
General and administrative                                 6,681            4,465            3,436
MMI operating expenses                                     2,159            2,676            2,962
Gain on sale of assets                                      --               --             (6,518)
                                                    ------------     ------------     ------------
         LOSS FROM OPERATIONS                             (9,059)          (2,368)            (533)
Interest expense                                              (7)             (16)             (71)
Interest income                                              505              169              416
Other income, net                                            716              216             --
                                                    ------------     ------------     ------------
         LOSS BEFORE ALLOCATION TO MMI  AND
         PROVISION FOR INCOME TAXES                       (7,845)          (1,999)            (188)
Allocation to MMI (Note 2)                                (1,171)            --               --
                                                    ------------     ------------     ------------
         LOSS BEFORE PROVISION FOR INCOME TAXES           (9,016)          (1,999)            (188)
                                                    ------------     ------------     ------------
Provision for income taxes                                  (420)            --                (27)
                                                    ------------     ------------     ------------
         NET LOSS                                   $     (9,436)    $     (1,999)    $       (215)
                                                    ============     ============     ============
         Basic loss per share                       $      (0.67)    $      (0.16)    $      (0.02)
                                                    ============     ============     ============
         Diluted loss per share                     $      (0.67)    $      (0.16)    $      (0.02)
                                                    ============     ============     ============
         Basic number of common weighted average
         shares outstanding                           14,140,742       12,526,398       12,280,953
                                                    ============     ============     ============
         Diluted number of common weighted
         average shares outstanding                   14,140,742       12,526,398       12,280,953
                                                    ============     ============     ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                 Stockholder's Equity
                       -----------------------------------------------------------------------------------------------------------
                           Common Stock                                                    Treasury Stock
                       -------------------                                               -------------------
                                                        Deferred             Accumulated
                        Number      $0.01   Additional   Stock-                 Other     Number
                          of         Par     Paid-in     Based   Accumulated Comprehensive of                         Comprehensive
                        shares      value    Capital  Compensation  Deficit Income(Loss)  shares      Cost       Total      Loss
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Balance,
   December 31, 1997     12,223        122     62,665       (229)   (55,480)       (35)       (15)       (47)     6,996
Sale of common stock
   under the employee
   Stock Purchase Plan       58          1         65        --         --         --         --         --          66
Exercise of common
   stock options             95          1         63        --         --         --         --         --          64
Amortization of deferred
   compensation related
   to grants of common
   stock options            --         --         --         229        --         --         --         --         229
Cumulative translation
   adjustment               --         --         --         --         --           1        --         --           1          1
Net loss                    --         --         --         --        (215)       --         --         --        (215)      (215)
Comprehensive loss          --         --         --         --         --         --         --         --         --        (214)
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   ========
Balance,
   December 31, 1998     12,376        124     62,793        --     (55,695)       (34)       (15)       (47)     7,141

Sale of common stock
   and warrants, net of
   $1,039 of issuance
   costs                  1,030         10     10,951        --         --         --         --         --      10,961
Sale of common stock
   under the employee
   Stock Purchase Plan      122          1        142        --         --         --         --         --         143
Exercise of common
   stock options            320          3        628        --         --         --         --         --         631
Deferred compensation
   related to grants
   of common stock options  --         --          82        (82)       --         --         --         --         --
Amortization of deferred
   compensation related
   to grants of common
   stock options            --         --         --          82        --         --         --         --          82
Cumulative translation
   adjustment               --         --         --         --         --          11        --         --          11         11
Net loss                    --         --         --         --      (1,999)       --         --         --      (1,999)    (1,999)
Comprehensive loss          --         --         --         --         --         --         --         --         --    $ (1,988)
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   ========
Balance,
   December 31, 1999     13,848        138     74,596        --     (57,694)       (23)       (15)       (47)    16,970

Sale of common stock
   under the Employee
   Stock Purchase Plan      144          1        129        --         --         --         --         --         130
Exercise of common
   stock options            648          7        671        --         --         --         --         --         678
Conversion of warrants
   into note payable
   (Note 5)                 --         --        (800)       --         --         --         --         --        (800)
Issuance of common stock
   warrants (Note 5)        --         --      (1,910)       --         --         --         --         --      (1,910)
Reclassification of
   warrants to permanent
   equity upon exercise     --         --         375        --         --         --         --         --         375
Exercise of warrants
   (Note 5)                 661          7         (7)       --         --         --         --         --         --
Deferred compensation
   related to grants
   of common stock options  --         --         789       (789)       --         --         --         --         --
Amortization of deferred
   compensation related
   to grants of common
   stock options            --         --         --         692        --         --         --         --         692
Cumulative translation
   adjustment               --         --         --         --         --         203        --         --         203        203
Net loss                    --         --         --         --      (9,436)       --         --         --      (9,436)    (9,436)
Comprehensive loss          --         --         --         --         --         --         --         --         --    $ (9,233)
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   ========
Balance,
   December 31, 2000     15,301   $    153   $ 73,843   $    (97)  $(67,130)  $    180        (15)  $    (47)  $  6,902
                       --------   --------   --------   --------   --------   --------   --------   --------   --------

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
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
                                                             ========     ========     ========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
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

Issuance of warrants under Exchange Agreement
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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


REVENUE RECOGNITION

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION. Software license revenue consists principally of revenue earned under perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement. Revenues under such arrangements, which may include multiple software products and services sold together, are allocated to each element based on the residual method in accordance with SOP No. 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services, based on the price charged when these elements were sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services.

     The Company also sells products to resellers. The Company typically does not ship products to resellers until an end user is identified, at which point the Company recognizes revenue under the arrangement. The Company provides for returns based on historical experience.

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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


DEPRECIATION AND AMORTIZATION

     The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, using the straight-line method, as follows:

                                                     ESTIMATED
        ASSET CLASSIFICATION                        USEFUL LIFE
        --------------------                       -------------
Computers and equipment................              3-7 Years
Furniture and fixtures.................              5-7 Years
Leasehold improvements.................            Life of lease


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

SOFTWARE DEVELOPMENT COSTS

     Costs incurred in the development of computer software to be sold have been expensed as research and development costs in the accompanying consolidated statements of operations, in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The costs incurred subsequent to the attainment of technological feasibility in 2000, 1999 and 1998 are insignificant and accordingly have been charged to research and development.

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

     During the years ended December 31, 2000, 1999 and 1998, the Company incurred a net foreign exchange (gain) loss of $190, $16, and $(4), respectively, primarily resulting from intercompany loans to foreign subsidiaries and U.S. dollar-denominated debt at a foreign subsidiary. This amount is included in other income, net in the accompanying consolidated statements of operations. As of December 31, 2000, the Company had not entered into any foreign currency contracts to hedge this exposure.

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

                                               2000
                                     -------------------------
                                                     Accounts
                                     Revenues       Receivable
                                     --------       ----------
                 Customer A           17.7%            12.1%
                 Customer B            **              16.2%


                                               1999
                                     -------------------------
                                                     Accounts
                                     Revenues       Receivable
                                     --------       ----------
                 Customer A           14.2%              *
                 Customer B            **              18.7%


                                        1998
                                     ----------
                                     Revenues
                                     --------
                 Customer A           17.5%
                 Customer B            **



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

STOCK-BASED COMPENSATION

     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion
(APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations and provides additional footnote disclosure as required under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, in the consolidated statement of operations.

RECLASSIFICATIONS

     Certain prior-year balances have been reclassified to conform to the current-year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, Financial Accounting Standards Board (FASB) issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, issued June 1998, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect adoption of this statement to have significant impact on its consolidated financial position or results of operations.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101) as amended by SAB 101A and SAB 101B. SAB 101 summarizes the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 in fiscal 2000 without a significant impact on our financial position or results of operations.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     In March 2000, the FASB issued FASB Interpretation (FIN) No. 44, (Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No 25." FIN No. 44 clarifies the application of APB Opinion No. 25 ("APB 25") and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000 but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN No. 44 has not had a material impact on our financial position or results of operations

(2)  DISPOSITION OF MEETING MAKER BUSINESS

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

     Additionally, the license agreement provided for the sale of certain assets and the assumption of certain liabilities related to the Meeting Maker business. As a result, the Company recognized a gain of $458, net of related transaction costs, in the quarter ended September 30, 2000. This gain is included in other income, net in the accompanying consolidated statement of operations

(3)  INCOME TAXES

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

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                      2000                  1999                  1998
                   ----------            ----------            ----------
Domestic           $  (12,655)           $   (4,161)           $      941
Foreign                 3,639                 2,162                (1,129)
                   ----------            ----------            ----------
                   $   (9,016)           $   (1,999)           $     (188)
                   ==========            ==========            ==========

The components of the provision for income taxes are as follows:

                      2000                  1999                  1998
                   ----------            ----------            ----------
Current
     Federal       $     --              $     --              $       27
     State               --                    --                    --
     Foreign              420                  --                    --
                   ----------            ----------            ----------
                          420                  --                      27
Deferred
     Federal             --                    --                    --
     State               --                    --                    --
     Foreign             --                    --                    --
                   ----------            ----------            ----------
                   $      420            $     --              $       27
                   ==========            ==========            ==========

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:

                                            2000                  1999
                                         ----------            ----------
Deferred tax asset --
     Temporary differences               $    1,945            $    1,375
     Net operating loss and
     tax credit  carry-forwards              10,413                 9,244
                                         ----------            ----------
                                             12,358                10,619
Valuation allowance                         (12,358)              (10,619)
                                         ----------            ----------
                                         $     --              $     --
                                         ==========            ==========

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

     The approximate minimum annual lease payments under the operating leases are as follows:
                                                             OPERATING
                                                              LEASES
                                                             ---------
2001......................................................   $   1,442
2002......................................................       1,192
2003......................................................          17
                                                             ---------
Total (reduced by minimum sublease rentals of $489)          $   2,651
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

PREFERRED STOCK
     The Company has 2,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series. The Company's Board of Directors has authority to issue the shares of Preferred Stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of Common Stock, and may have the effect of delaying, deferring or preventing a change in control of the Company. The Company has not issued any shares of preferred stock as of December 31, 2000.

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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     As a result of this, the Company entered into an Exchange Agreement with the parties on December 18, 2000, under which the institutional investors agreed to exchange the Initial Warrants for new warrants to purchase up to a total of 2,800,000 shares of the Company's common stock for $0.01 per share and for promissory notes from the Company totaling $1.0 million. The warrants to purchase common stock had a contractual life of approximately four years, expiring December 31, 2004. The principal of the notes, in addition to interest (payable at 9%) is due and payable on December 31, 2001. The notes will be forgiven if the Company has an effective registration statement for twenty days in the period of November 15, 2001 through December 31, 2001 and the average closing price for the shares of the Company's common stock on the last 20 days during such period when the registration statement is effective exceeds $3.00 per share. The Company has recorded the notes payable issued as part of the exchange for the outstanding warrants at fair value in the accompanying consolidated financial statements. The Company recognized the corresponding increase in fair value of $75 as other expense in the Company's consolidated statements of operations for the year ended December 31, 2000.

     In accordance with EITF Issue No. 00-19, the Company has determined that these outstanding warrants to purchase 2,800,000 shares of the Company's common stock should be designated as a liability as a result of warrant holders having rights that rank higher than common stockholders. Accordingly, the outstanding warrants were recorded at fair value, as determined by the Black-Scholes pricing model, at each exercise and reporting period date with any changes in the fair value included in the results of operations. On December 18, 2000, the Company calculated the fair value of these warrants, using the Black-Scholes option pricing model, at $1,910 and recorded a corresponding liability. On December 22, 2000, the warrant holders exercised approximately 672,000 warrants. On December 31, 2000, the warrants were revalued again using the Black-Scholes pricing methodology. The Company recognized $548 related to a gain in the valuation of the warrants, which is included in other income in the Company's consolidated statement of operations for the year ended December 31, 2000.

     The average assumptions used in the above calculations were:

     -----------------------      --------------
     Term                         Approx 4 years
     -----------------------      --------------
     Volatility                   Approx 143%
     -----------------------      --------------
     Dividend Yield               0%
     -----------------------      --------------
     Risk Free Interest Rate      Approx 6.00%
     -----------------------      --------------

     As required by the Exchange Agreements, ON filed a registration statement on Form S-3 covering the resale of the Warrant Shares, which registration statement has been declared effective by the Securities and Exchange Commission
(SEC). If such registration statement is not available for resales of the Warrant Shares during the two-year period commencing with its effective date for any reason outside of the control of the Investors, ON must pay each of Castle Creek and Marshall Capital a penalty in an amount equal to $7.5 for each day such registration statement is not effective

WARRANTS

     On January 31, 2000, the Company granted 25,000 warrants to a consultant as partial payment for hiring services rendered. These warrants were immediately vested and had an exercise price of $11.25. The warrants expire on January 31, 2003. As this was for services rendered, the Company recorded $210 thousand of compensation expense relating to these warrants

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(7)  STOCK OPTION PLANS

     In July 1992, the Company adopted the 1992 Employee and Consultant Stock Option Plan (the Plan). Pursuant to the Plan, as amended, the Company may grant to employees and consultants of the Company statutory and non-statutory stock options to purchase up to 5,400,000 shares of common stock as amended. Typically employee grants are made at market and vest over a four-year term. Options expire ten years from the date of grant. Consultants may receive options with shorter vesting periods or below market exercise prices.

     The Company's 1995 Directors Stock Option Plan (the "Director's Plan") was adopted on May 18, 1995 and provides for the granting of options to purchase up to 200,000 shares of common stock to directors who are not employees of the Company.

     As of December 31, 2000, an additional 260,129 shares were available under the Company's stock option plans for future grants.

     Stock option activity for the option plans was as follows:

                                                                 WEIGHTED
                                                 NUMBER           AVERAGE
                                                   OF         EXERCISE PRICE
                                                 SHARES          PER SHARE
                                               ----------       ----------
     Outstanding, December 31, 1997 .......     1,935,628       $     2.66
         Granted ..........................       971,036             2.19
         Exercised ........................       (95,035)            0.67
         Terminated .......................      (521,399)            3.23
                                               ----------       ----------

     Outstanding, December 31, 1998 .......     2,290,230             2.45
         Granted ..........................       879,000             3.28
         Exercised.........................      (320,373)            1.97
         Terminated .......................      (875,845)            2.71
                                               ----------       ----------

     Outstanding, December 31, 1999 .......     1,973,012             2.78
         Granted...........................     2,276,391             6.02
         Exercised.........................      (647,447)            1.05
         Terminated .......................      (627,801)            3.26
                                               ----------       ----------

     Outstanding, December 31, 2000 .......     2,974,155       $     5.53
                                               ==========       ==========
     Exercisable, December 31, 2000 .......       751,050       $     3.18
                                               ==========       ==========
     Exercisable, December 31, 1999 .......       539,587       $     2.64
                                               ==========       ==========
     Exercisable, December 31, 1998 .......       660,834       $     2.90
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

                          Options Outstanding           Options Exercisable
                   ----------------------------------  ----------------------
                                  Weighted
                                   Average   Weighted                Weighted
                                  Remaining   Average                 Average
     Range of        Number     Contractual  Exercise    Number      Exercise
 Exercise Prices   Outstanding  Life (years)   Price   Exercisable     Price
-----------------  -----------  -----------   -------  -----------    -------
$ 0.01  -  $ 0.01        4,250         6.58   $  0.01        4,250    $  0.01
  1.25  -    1.94      261,861         7.85      1.62      151,632       1.62
  1.97  -    2.94      995,791         7.50      2.35      362,382       2.28
  3.13  -    4.63      738,569         8.84      3.70      167,749       3.45
  4.75  -    6.31       21,837         8.70      6.27        7,024       6.17
 10.56  -   15.00      951,847         9.03     11.34       58,013      11.93
                   -----------  -----------   -------  -----------    -------
                     2,974,155         8.36   $  5.53      751,050    $  3.18
                   ===========  ===========   =======  ===========    =======

     The following table presents the weighted average fair value of the options at the date of grant for all options granted during the year and the assumptions used in the calculation:
                                           2000        1999        1998
                                         --------    --------    --------
Risk-free interest rate................     6.20%       5.78%       5.28%
Expected dividend yield................      --          --          --
Expected lives.........................        7           7           7
Expected volatility....................      145%        131%        128%
Weighted average fair value
per share of grant.....................  $  5.99     $  3.10     $  1.84


     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been further reduced to the following pro forma amounts:

                                           2000        1999        1998
                                         --------    --------    --------
Net Loss             As Reported         $ (9,436)   $ (1,999)   $   (215)
                     Pro Forma            (13,048)     (3,224)     (1,400)

Basic Net Loss       As Reported            (0.67)      (0.16)      (0.02)
Per Share            Pro Forma              (0.92)      (0.26)      (0.11)

Diluted Net Loss     As Reported            (0.67)      (0.16)      (0.02)
Per Share            Pro Forma              (0.92)      (0.26)      (0.11)

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

     On October 21, 1999, the Company granted to three individual consultants stock options to purchase a total of 100,000 shares of the Company's common stock. These grants vested ratably on a quarterly basis over a one-year period, which corresponded to the contractual life of the consulting relationship. In accordance with SFAS No. 123 and EITF Issue No. 96-18, the Company calculated the fair value of these options, at the date of grant, and, additionally, re-measured the compensation expense at each interim reporting period date during the vesting period, using the Black-Scholes option pricing model, with average assumptions of approximately 127% for volatility, 0% for the dividend yield and a risk free interest rate of approximately 5.9%, at the date of grant. The Company recognized compensation expense of $82 and $156 during the years ended December 31, 1999 and 2000, respectively.

     On February 1, 2000, the Company granted to a consultant a stock option to purchase a total of 125,000 shares of the Company's common stock. This option vested ratably on a monthly basis over a one-year period, which corresponded to the contractual life of the consulting relationship. In accordance with SFAS No. 123 and EITF Issue No. 96-18, the Company calculated fair value of these options, at the date of grant, and, additionally, re-measured the compensation expense at each interim reporting period date during the vesting period, using the Black-Scholes option pricing model, with average assumptions of approximately 130% for volatility, 0% for the dividend yield and a risk free interest rate of approximately 6.2%, at the date of grant. The Company recognized compensation expense of $284 during the year ended December 31, 2000.

     Additionally, the Company recorded $22 thousand in compensation cost offset against the Meeting Maker gain as a result of accelerating the vesting period for employees affected by the licensing of the product line to Meeting Maker, Inc. The Company also recorded other compensation charges of $20 thousand for two other employee arrangements during the year.

EMPLOYEE STOCK PURCHASE PLAN

     On May 18, 1995, the Company adopted the 1995 Employee Stock Purchase Plan pursuant to which up to 1,000,000 shares of common stock may be issued. The plan consists of semiannual offerings commencing on the first day the Company's common stock was publicly traded and each subsequent offering commencing on January 1 and July 1 of each year. The maximum number of shares of common stock that may be purchased by an employee is determined on the first day of each offering period, as defined. The price at which the shares are purchased is the lower of 85% of the closing price on the first or last day of the offering period. As of December 31, 2000, an additional 644,000 shares were available under the plan for future purchase. During 2000, 1999, and 1998, the Company issued 144,000, 122,000, and 58,000 shares, respectively, under the plan.

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

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(9)  ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                           2000        1999
                                         --------    --------
     Payroll and payroll related .....   $  1,251    $  1,289
     Taxes payable....................        837         732
     Other ...........................        802         511
                                         --------    --------
                                         $  2,890    $  2,532
                                         ========    ========

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

The following table illustrates segment-operating data:

                                            Desktop
                                          Management    Groupware       Total
                                          ----------    ----------    ----------
2000
Net CCM and related products              $   16,073    $     --      $   16,073
CCM and related service and maintenance        6,633          --           6,633
Other                                            236          --             236
Revenue - MMI                                   --           3,405         3,405
                                          ----------    ----------    ----------
Total revenue                                 22,942         3,405        26,347
Cost of revenue                                4,356            75         4,431
                                          ----------    ----------    ----------
Gross margin                                  18,586         3,330        21,916

1999
Net CCM and related products              $   17,993    $     --      $   17,993
CCM and related service and maintenance        5,524          --           5,524
Other                                           --            --            --
Revenue - MMI                                   --           7,360         7,360
                                          ----------    ----------    ----------
Total revenue                                 23,517         7,360        30,877
Cost of revenue                                4,786           645         5,431
                                          ----------    ----------    ----------
Gross margin                                  18,731         6,715        25,446

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1998
Net CCM and related products              $    8,176    $     --      $    8,176
CCM and related service and maintenance        3,124          --           3,124
Other                                           --           1,180         1,180
Revenue - MMI                                   --           7,530         7,530
                                          ----------    ----------    ----------
Total revenue                                 11,300         8,710        20,010
Cost of revenue                                3,347           543         3,890
                                          ----------    ----------    ----------
Gross margin                                   7,953         8,167        16,120


The following table represents geographic information:

                                          North
                                         America       Europe         Other      Elimination      Total
                                       -------------------------------------------------------------------
                               2000
Revenue from unaffiliated customers    $     9,286   $    17,061   $      --     $      --     $    26,347
 Transfers between geographic areas           --             612                        (612)         --
                                       -------------------------------------------------------------------
                      Total Revenue          9,286        17,673          --            (612)       26,347
                Identifiable assets         23,361        13,751             2       (18,743)       18,371


                               1999
Revenue from unaffiliated customers    $    14,036   $    16,834   $         7   $      --     $    30,877
 Transfers between geographic areas          1,110          --            --          (1,110)         --
                                       -------------------------------------------------------------------
                      Total Revenue         15,146        16,834             7        (1,110)       30,877
                Identifiable assets         56,685         9,153             2       (39,052)       26,788


                               1998
Revenue from unaffiliated customers    $    10,335   $     9,670   $         5   $      --     $    20,010
 Transfers between geographic areas             20          --            --             (20)         --
                                       -------------------------------------------------------------------
                      Total Revenue         10,355         9,670             5           (20)       20,010
                Identifiable assets         32,662         6,005             2       (24,000)       14,669

Transfers between geographic areas are accounted for equivalent to an arm's-length basis.

(11) ELRON TRANSACTION

     On February 11, 1998, the Company received shareholder approval to sell and sold certain to Elron Software, Inc. Upon sale the Company received $8,273 of proceeds, net of transaction costs, and recorded a gain on sale of $6,518.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(12) SCHEDULES OF VALUATION RESERVES

A summary of the reserve for doubtful accounts is as follows:

                                   BALANCE,                                            BALANCE,
                                  BEGINNING    CHARGED TO                                END
                                   OF YEAR      EXPENSE     WRITE-OFFS     OTHER       OF YEAR
                                   --------     --------     --------     --------     --------
Year ended December 31, 1998       $  2,975     $     85     $  2,106(1)               $    954

Year ended December 31, 1999       $    954     $     38     $  1,026                  $    666

Year ended December 31, 2000       $    666     $  1,788     $    397     $    120(2)  $  2,177

(1) Includes $1,500 of restructuring related write-offs.
(2) Relates to the reclassification of reserve for distributor inventories from current liabilities.





A summary of accrued restructuring is as follows:

                                   BALANCE,                                            BALANCE,
                                  BEGINNING    CHARGED TO    NON-CASH       CASH         END
                                   OF YEAR      EXPENSE     WRITE-OFFS  EXPENDITURES   OF YEAR
                                   --------     --------     --------     --------     --------
Year ended December 31, 1998       $  2,225     $   --       $   --       $ (2,080)    $    145

Year ended December 31, 1999       $    145     $   --       $   --       $    (49)    $     96

Year ended December 31, 2000       $     96     $   --       $   --       $    (51)    $     45

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(13) SELECTED QUARTERLY INFORMATION (UNAUDITED)

2000                                              1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
----                                               -------------------------------------------------------
Net CCM and related product revenue                $    2,669     $    3,057     $    5,320     $    5,027
CCM and related service and maintenance revenue         1,440          1,641          1,652          1,900
Revenue--MMI                                            1,609          1,796           --             --
Other revenue                                            --             --              118            118
Cost of CCM and related product revenue                   678            649          1,092          1,043
Cost of CCM and related service and
  maintenance revenue                                     184            237            216            257
Cost of revenue--MMI                                       34             41           --             --
Gross Profit                                            4,822          5,567          5,782          5,745
MMI operating expenses                                    935          1,224           --             --
Loss from operations                                   (2,665)        (2,689)        (1,314)        (2,391)
Allocation to MMI                                        (640)          (531)          --             --
Net loss                                               (3,125)        (3,094)          (755)        (2,462)
Loss per share--Basic                              $    (0.22)    $    (0.22)    $    (0.05)    $    (0.17)
Loss per share--Diluted                            $    (0.22)    $    (0.22)    $    (0.05)    $    (0.17)



1999                                              1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
----                                               -------------------------------------------------------
Net CCM and related product revenue                $    4,518     $    3,908     $    4,475     $    5,092
CCM and related service and maintenance
  revenue                                                 858          1,441          1,628          1,597
Revenue--MMI                                            1,474          2,050          2,181          1,655
Other revenue                                            --             --             --             --
Cost of CCM and related product revenue                   766            919          1,668            496
Cost of CCM and related service and
  maintenance revenue                                     124            214            267            332
Cost of revenue--MMI                                      200            151            143            151
Gross Profit                                            5,760          6,115          6,206          7,365
MMI operating expenses                                    789            672            564            651
(Loss) income from operations                            (979)        (1,217)          (300)           128
Allocation to MMI                                        --             --             --             --
Net (loss) income                                        (741)        (1,132)          (281)           155
(Loss) income per share--Basic                     $    (0.06)    $    (0.09)    $    (0.02)    $     0.01
(Loss) income per share--Diluted                   $    (0.06)    $    (0.09)    $    (0.02)    $     0.01

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              ON TECHNOLOGY CORPORATION


                                              /s/ Steven R. Wasserman
                                              ---------------------------------
Date: January 17, 2002                        Name:  Steven R. Wasserman
                                              Title: Vice President of Finance
                                                     and Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit No.       Exhibit Title
-----------       -------------

                  Form 8-K as filed on January 3, 2000.


  23.1.           Consent of Arthur Andersen LLP.