Form 10-K
period 2001-12-31
ON TECHNOLOGY CORP
filed 2002-03-26
CIK 925288

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                               -----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                                    OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the year ended December 31, 2001

                        Commission file number 0-26376

                               -----------------

                           ON TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                 04-3162846
              (State or incorporation)        (IRS Employer
                                         Identification Number)

        880 Winter Street, Building 4 Waltham, Massachusetts 02451-1449
                                (781) 487-3300
            (Address and telephone of principal executive offices)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share

                               -----------------

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by nonaffiliates of the registrant was $41,635,903, as of March 13, 2002.

   The number of shares of Common Stock, $0.01 par value, outstanding as of March 13, 2002 was 23,030,593

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from specified portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders scheduled for May 16, 2002.

================================================================================

Note: ON Technology, CCM, ON Command, and ON Command CCM are either registered trademarks or trademarks of ON Technology Corporation in the United States, European Union, Australia, Canada, and/or other countries. Other products and company names mentioned herein may be trademarks of their respective owners.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                                    Part I

Item 1.  Business

THE COMPANY

   ON Technology Corporation and its subsidiaries ("ON" or the "Company") provide remote software management solutions for desktops, mobile PCs, handhelds, servers, retail Point-of-Sale (POS) devices, and banking workstations. The Company's principal product, ON Command CCM(R) or CCM(R), is used by enterprise Information Technology ("IT") organizations and service providers to remotely manage and rapidly deliver business-critical software over corporate networks. Our products are designed to reduce operational costs while enhancing both IT and end-user productivity.

   The Company was incorporated in Delaware in 1985. Its corporate headquarters is located at 880 Winter Street, Waltham, Massachusetts 02451-1449. The telephone number is 781-487-3300. The Company's European headquarters is located at Enzianstrase 4, 82319 Starnberg, Germany. The telephone number is 49-81-51369-0.

INDUSTRY BACKGROUND

   In many organizations, Information Technology ("IT") is increasingly viewed as a strategic resource rather than simply a support function. At the same time, IT organizations are under increasing pressure to support more PCs with fewer resources as well as deliver a higher quality of service to end-users. For example, reducing PC downtime is a major concern for many organizations because downtime can quickly result in lost revenue or lost customers due to non-functioning business-critical applications such as Customer Relationship Management (CRM) or retail Point-of-Sale applications. The dynamics of the current business and technology environment are also placing significant demands on IT, such as the need to efficiently service a growing number of mobile users and remote offices, provide centralized support for disparate organizations created via mergers and acquisitions, and rapidly implement enterprise-wide initiatives such as Windows 2000 and Windows XP migrations and upgrades to the latest versions of Lotus Notes or Microsoft Outlook, in order to provide end-users with enhanced performance, security and usability.

   Traditionally, IT tasks such as software installation, configuration and troubleshooting have been handled in a costly and time-consuming manner. In many organizations, this typically involves sending a technician with a CD-ROM to a remote location, such as a regional call center or remote branch office. In addition, detailed information about PC and server configurations--such as network settings, lists of installed software and revisions, and dependencies between installed software packages--has traditionally been managed in an ad hoc manner, making it difficult and time consuming to troubleshoot and reconfigure PCs and servers in the event of hardware failure, user misconfiguration, or addition of new software applications.

THE ON SOLUTION

   Our products are designed to reduce operating costs while enhancing both IT and end-user productivity. ON accomplishes this by providing automated procedures for remotely executing software installation and configuration procedures on multiple PCs and servers simultaneously, over corporate networks, and performing disaster recovery on corrupted or misconfigured systems. In addition, our products allow IT organizations to efficiently manage remote locations and mobile users, track detailed configuration information in management databases, and access management information and functions via intuitive, point-and-click, graphical interfaces. Our products are based on an open, scalable, standards-based and extensible architecture, providing maximum flexibility and ease-of-use.

   ON Command CCM, our flagship product, is typically used to "push" software across enterprise Local Area Networks ("LANs") and Wide Area Networks ("WANs") to hundreds or thousands of users from centralized servers. A separate add-on module called ON iCommand allows end-users to download and install applications from the convenience of their Web browsers; this "self-service IT" or "end-user pull" approach allows users to install optional software in a controlled manner without requiring direct involvement by IT personnel.

   ON Command CCM's key capabilities include:

  .   Addresses All Phases of Software Management in a Single Integrated
      System: ON Command CCM addresses all phases of software management in a single integrated system, including initial system provisioning, installation and configuration of both operating systems and applications, ongoing updates such as Microsoft security fixes and content such as price list files, and PC disaster recovery. For example, CCM can be used to install productivity applications such as Office 2000 or XP, Lotus Notes and Internet Explorer, as well as business applications such as Siebel, SAP, and Oracle. CCM is also used to reduce the time and cost required to implement enterprise-wide strategic initiatives such as Windows 2000 and Windows XP migrations.

  .   Leverages Reliability of Manufacturer-Supplied Installation
      Programs: CCM installs software by remotely executing standard manufacturer-supplied and supported installation procedures on target PCs and servers. This approach is significantly more reliable than traditional automated approaches because "native" installation procedures typically adapt in real time to installed hardware and software on target devices, as well as to pre-existing network and server configurations. In comparison, traditional "snapshot" approaches are usually less reliable because they blindly copy identical sets of files and configuration changes to all target devices, without leveraging the flexibility and built-in intelligence of native installation programs. At the same time, CCM is an open system that supports all common application packaging mechanisms including Microsoft standards such as Microsoft Installer
      (MSI) as well as third-party solutions, allowing customers to leverage their existing investments in application packaging and training.

  . Scalable Architecture: CCM offers powerful grouping capabilities that allow IT organizations to administer groups of PCs and servers as single administrative objects. For example, PCs can belong to one or multiple groups based on hardware manufacturer, physical location, or functional organization. CCM can also leverage group and policy information contained in industry-standard directory services such as Microsoft Active Directory Services (ADS), Novell Directory Services (NDS), and Lightweight Directory Access Protocol (LDAP). Network scalability is also supported by CCM's ability to perform job scheduling and bandwidth management to minimize network load, and by its use of IP as the underlying protocol for optimum efficiency.

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

  . Rapid Return on Investment (ROI): CCM has been designed for rapid implementation typically measured in weeks or months, especially in comparison to traditional enterprise frameworks, which typically require far longer implementation cycles. This approach results in rapid return-on-investment (ROI) and immediate tactical benefits while at the same time yielding long-term strategic benefits for our customers.

  . Support for Industry Standards and Heterogeneous Environments: CCM supports standard servers (Sun Solaris, HP-UX, Microsoft Windows NT Server, Microsoft Windows 2000 Server and Advanced Server), standard clients (Windows 95/98, Windows NT, Windows 2000, and Windows XP), standard networks (IP protocol, Ethernet and token-ring connectivity), and manageability standards such as Intel's Wired for Management specification and the Microsoft Management Console (MMC) framework. Handheld devices such as Palm Computing and PocketPC devices are supported via the PC platforms to which they are typically connected for synchronization.

  . Open Architecture: CCM provides a range of open and published interfaces that allow customers and partners to add value via customized procedures and integration with third-party products. These interfaces include Open Database Connectivity (ODBC) and Java Database Connectivity (JDBC) as well as Java programming interfaces.

ADD-ON PRODUCTS

  . ON Command Remote is a remote control program for Help Desk professionals and service providers. ON Command Remote allows technicians to view remote screens and operate remote keyboards, without leaving their consoles, in order to remotely diagnose problems and reconfigure devices. ON Command Remote is supplied to ON Technology by Funk Software, Inc. on an OEM basis.

  . Centennial Discovery is a network inventory program that identifies which software assets are present, where they are located, how they are configured, and when any changes are made to them. Centennial Discovery is supplied to ON Technology by Centennial UK Limited on a resale basis.

BUSINESS STRATEGY

   The Company believes that the CCM product offers opportunities for long-term growth because there is a real and growing need for our solutions and our product currently has technological advantages over the products offered by the Company's principal competitors. Our objective is to be the leading provider of enterprise infrastructure management solutions that address the problems faced by IT organizations responsible for managing PC's, servers and related devices such as handhelds. Key elements of our strategy include:

  . Grow Distribution Channels: We will continue to expand our direct sales distribution channel as well as relationships with indirect channels such as value-added resellers, system integrators, and complementary software suppliers that can provide value-added services and extend our distribution reach into new markets and geographies.

  . Focus on New Horizontal and Vertical Markets: We believe that the industry-wide transition to Windows 2000 and Windows XP creates a significant business opportunity for the Company, and we intend to focus our marketing and development efforts on capitalizing on this opportunity. We will also explore other key vertical and horizontal markets in which our solutions are particularly well suited, such as the retail and financial services markets.

  . Continue to Strengthen Technology Leadership and Ease-of-Use: We will continue to strengthen our technology leadership position by enhancing enterprise product functionality, ease-of-use, and support for industry standards.

SALES AND MARKETING

   The Company's enterprise sales effort focuses on key accounts with larger companies where the opportunity exists for volume sales and long-term, repeat business. Through the enterprise sales program, the Company is building relationships in which its knowledge of the customer's needs translates into purchasing advantages and maximized support. Regular visits to the customer's site provide the Company's sales representatives with valuable feedback for technology development, future upgrades and service enhancements. The Company has established US direct sales and support offices in Waltham, Massachusetts; and additionally has a presence in New York, California, Arizona, Georgia, Illinois, Texas, and Virginia. International direct sales and support offices are located in London, England; Berlin, Germany; Hamburg, Germany; Ratingen (outside Dusseldorf), Germany; Munich, Germany; Vienna, Austria; Amersfoort, Holland; and Winterthur, Switzerland. Our direct sales organization is complemented by an indirect sales channel that includes regional resellers as well as system integrators such as Dell, Unisys, IBM Global Services, Siemens, and Sun Microsystems GmbH.

CUSTOMERS

   The Company markets its products primarily to large and medium-size corporate, government and institutional customers. For the twelve months ended December 31, 2001, 2000 and 1999, two customers accounted for $4.3 million (17.8%), $6.3 million (24.0%), and $7.4 million (24.0%) of total revenue, respectively.

   Revenue from direct and indirect license sales for the year ended December 31, 2001, accounted for 74% and 26%, respectively, of total license revenue, and revenue from North America and from the rest of the world accounted for 26% and 74%, respectively of total revenue.

CUSTOMER SUPPORT, TRAINING AND PROFESSIONAL SERVICES

   The Company employs professional technical support staff in Starnberg, Germany and Waltham, Massachusetts to support CCM customers via telephone hotline, electronic mail, and on-site visits. Customer's who subscribe to our maintenance program have access to our technical support staff and are entitled to receive software updates, on a when-and-if available basis. The Company also conducts training classes to facilitate the implementation and administration of its products, which are available either at the Company's offices or at a customer's site.

RESEARCH AND DEVELOPMENT

   Our research and development organization is responsible for the design, development, release and ongoing maintenance and support of our products. The organization currently includes 70 employees with 37 employees in software development, quality assurance, documentation, and project management functions and another 33 responsible for providing customer consulting, training and product support. When appropriate, we also utilize third parties to expand the capacity and technical expertise of our internal research and development personnel, as well as license selected third-party technologies, which we believe shortens the time to market without compromising our competitive position.

   In addition to maintaining our products, this department is responsible for the enhancement of product functionality, identifying complementary products as well as innovative new ideas for future products.

   The Company's research and development expenses were approximately $8.0 million, $9.8 million, and $8.7 million for the fiscal years December 31, 2001, 2000, and 1999, respectively. The Company's practice is to expense all software development costs as incurred. We anticipate that we will continue to commit substantial resources to research and development.

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

   As is the case in many segments of the software industry, the Company may encounter increasing price competition in the future. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which could adversely affect the Company's business, condition (financial or otherwise), prospects and results of operations and cash flows. There can be no assurance that the Company will continue to compete effectively against existing and potential competitors in its markets, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company.

   The widespread inclusion of the functionality of the Company's products as standard features of Microsoft operating systems software could render the Company's products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of the Company's products. If the Company were unable to develop new functionality or unique applications for its technology to replace successfully any obsolete products, the Company's business, condition (financial or otherwise), prospects and results of operations and cash flows would be materially and adversely affected.

   The market for our products is highly competitive and diverse. The technology for remote software management products can change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered.

   The Company has faced competition from a number of sources, including:

  . Large and established companies such as Microsoft, Computer Associates International and IBM/Tivoli that offer limited remote software delivery and management capabilities as part of their systems management, or network management frameworks.

  . Software companies like Novidigm and Marimba as well as others that provide software management utilities and low-priced suites such as Symantec, Intel, and Altiris.

  . Hardware suppliers such as IBM, Hewlett-Packard, and Compaq that offer or bundle software management capabilities in conjunction with their hardware offerings.

  . The internal information technology departments of those companies with infrastructure management needs.

   In addition, Microsoft has bundled new management capabilities in its Windows 2000 and Windows XP operating system that, in conjunction with its Systems Management Server (SMS) framework, directly compete with capabilities provided by ON Command CCM. Even if customers or potential customers find the functionality provided with Microsoft's operating system software to be more limited than that of our software management products, they may elect to accept more limited functionality in lieu of purchasing additional software. Competition resulting from this type of bundling could lead to price reductions for our products, which would reduce our margins and correspondingly affect our business, quarterly and annual operating results and cash flows and financial condition.

   Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources than we have. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products than the Company can. The Company may not be able to compete successfully against current and future competitors. In addition, competitive pressures faced by the Company may materially adversely affect the Company's business, operating results and cash flows, and financial condition.

OPERATIONS

   The Company designs most of its product, marketing and sales materials through the use of contracted services. Product orders are fulfilled directly by the Company. Sales and support calls are also handled directly by the Company.

EMPLOYEES

   At December 31, 2001, the Company had 162 employees and full-time contract laborers. Competition for qualified management and technical personnel is intense in the software industry. The Company's continued success will depend in part on its ability to attract and retain qualified personnel. None of the Company's employees is represented by a labor union and the Company believes that its employee relations are good.

Item 2.  Properties

   The Company leases office space in the following locations:

                                                                     Expiration
Location                      Primary Use      Approx. # of Sq. Feet  of Lease
--------                 --------------------- --------------------- ----------
Waltham, MA              US Headquarters              34,930          12/31/02
Starnberg, Germany       European Headquarters        16,174           7/31/05
Raleigh, NC              Subleased                     6,840           2/28/02
Buckinghamshire, England Sales office                    270           4/30/02

   The Company also subleases several other locations for use as sales offices on a short-term, renewable basis. In Waltham, Massachusetts, approximately 7,174 square feet of space of the Company's total leased space is subleased to a third party until December 30, 2002. The entire leased space in Raleigh, North Carolina had been subleased to a third party through the lease's termination. The Company believes its facilities are adequate for its current needs and that adequate facilities for expansion, if required, are available.

Item 3.  Legal Proceedings

   From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business. As of the date of this Form 10-K, except as discussed below, there is no litigation pending against the Company that would have a material adverse effect on the Company's results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

   The Company's common stock is traded on the Nasdaq National Market under the symbol ONTC. The following table sets forth, for the period indicated, the closing sale prices for the common stock, all as reported by Nasdaq.

                                                High     Low
                                              -------- -------
                 Year Ended December 31, 2001
                 First Quarter............... $ 1.7188 $0.7500
                 Second Quarter..............   1.0800  0.7188
                 Third Quarter...............   0.9400  0.4700
                 Fourth Quarter..............   3.5900  0.7000
                 Year Ended December 31, 2000
                 First Quarter...............  15.8750  9.2500
                 Second Quarter..............   9.8750  2.7500
                 Third Quarter...............   3.2500  2.0630
                 Fourth Quarter..............   2.5000  0.4220

   As of March 13, 2002 there were approximately 5,500 beneficial holders of the Company's stock.

Dividend Policy

   The Company has not declared or paid cash dividends on its common stock since 1992 when it converted from an S Corporation to a C Corporation. The Company currently intends to retain any earnings for use in developing and growing its business, and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

   On October 25, 2001, the Company closed a private placement of $5 million of common stock with four inter-related institutional investors. The Company issued 6,024,096 shares of common stock to the investors at a purchase price of $0.83 per share based on the prior market close. Under the terms of the purchase agreement, the investors have the right to appoint one member of the Company's Board of Directors and the Company must use commercially reasonable efforts to take all actions reasonably required to register under the Securities Exchange Act of 1933, as amended (the "Securities Act"), the shares of common stock acquired by the investors. The Company intends to use the proceeds of the sale for sales expansion, marketing programs to improve product branding, and accelerating research and development efforts. The shares sold in the private placement were registered under the Securities Act on February 5, 2002.

   On December 30, 1999, in a private placement under the Securities Act and pursuant to the terms and conditions of the Securities Purchase Agreement by and among ON, Castle Creek Technology Partners LLC and Marshall Capital Management Inc., ON sold 1,029,674 shares of common stock to Castle Creek Technology Partners LLC and Marshall Capital Management Inc. (the "Investors") for an aggregate purchase price of $12 million. In connection with the private placement, the Investors were each issued warrants to purchase an aggregate of 514,838 shares of common stock, which warrants were subject to increase based on the 15 day average closing bid price of ON's common stock for the period ended December 29, 2000 (the "Initial Warrants"). In addition, the Investors were issued warrants to purchase additional shares of common stock, which warrants were exercisable only under specific circumstances (the "Additional Warrants,"). The Additional Warrants have expired by their terms.

   On December 18, 2000, the Company entered into exchange agreements with each of the Investors pursuant to which each Investor exchanged its Initial Warrant for a new warrant exercisable for 1,400,000 shares of common stock (each a "New Warrant" and, collectively, the "New Warrants") and a contingent promissory note in the principal amount of $500 thousand (each a "Note" and, collectively, the "Notes").

   Each New Warrant had an exercise price of $0.01 per share, which is subject to proportionate adjustment in the event of a stock split, stock dividend or similar event, and to weighted-average adjustment in the event of certain issuances of securities by the Company at an offering price below the then-current market price of such security. Each New Warrant expires after 5:00 p.m., Eastern Time on December 29, 2004. In 2001 the Company was notified by Marshall Capital that it had sold its rights under the warrants and its promissory note to Castle Creek. As of March 8, 2002, a warrant to purchase a total of 550,437 shares of the Company's common stock remained outstanding.

   The principal amount of each Note was due and payable on December 31, 2001, unless a registration statement covering all the shares of the Company's common stock that are entitled to be registered under the Exchange Agreements was effective for not less than 20 trading days during the period beginning November 15, 2001 and ending December 31, 2001 (the "Measurement Period") and the average closing price of the Company's common stock for the last 20 trading days during the Measurement Period when such registration statement was effective exceeded $3.00 per share (as adjusted to reflect any stock splits, reverse stock splits, stock dividends or similar events). Interest was payable on the Notes only after a default at the rate of 9% per year. As of December 31, 2001, the Company met the above criteria and the Notes were cancelled.

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

   Revenue information in the selected consolidated financial data shown below has been reclassified to enable a reader to identify revenue of the Company's current operations. The Company's core business products, acquired in 1997, are shown by category for the indicated periods. Revenue--MMI related to groupware revenue on the Company's Meeting Maker product prior to its license to MMI on June 30, 2000. Revenue from product lines in the network management, security and scheduling areas that were either sold to Elron Software Inc. in 1998 (the "Elron Transaction") or discontinued for Y2K concerns, have been grouped in other along with MMI license revenue received by the Company in 2000 and 2001.

   No attempt has been made to allocate operating expenses in the same manner as revenue because the Company's personnel worked on multiple projects across project lines and the Company believes any such allocation of expenditures would not be meaningful.

   The selected consolidated financial data below may not be comparable for all of the periods presented due to the facts discussed above.

                                                       Years Ended December 31,
                                             --------------------------------------------
                                               1997     1998     1999     2000     2001
                                             --------  -------  -------  -------  -------
                                                 (In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Net CCM and related products................ $  6,378  $ 8,176  $17,993  $16,073  $15,188
CCM and related service and maintenance.....    2,253    3,124    5,524    6,633    8,462
Meeting Maker, Inc. (MMI)...................    9,934    7,530    7,360    3,405       --
Other.......................................   22,717    1,180       --      236      568
                                             --------  -------  -------  -------  -------
 Total revenue..............................   41,282   20,010   30,877   26,347   24,218

Cost of product and service revenue.........    9,315    3,890    5,431    4,431    4,256
                                             --------  -------  -------  -------  -------
 Gross Profit...............................   31,967   16,120   25,446   21,916   19,962
                                             --------  -------  -------  -------  -------

Operating expenses:
 Sales and marketing........................   22,172   10,715   13,396   13,390   12,248
 Research and development...................   12,461    9,044    9,953   10,691    8,019
 General and administrative.................    5,501    3,412    4,465    6,894    4,690
 Charge for purchased incomplete research
   and development..........................   15,898       --       --       --       --
 Charge for restructuring...................   10,940       --       --       --       --
 Gain on sale of assets.....................       --   (6,518)      --       --       --
                                             --------  -------  -------  -------  -------
Loss from operations........................  (35,005)    (533)  (2,368)  (9,059)  (4,995)
Interest income, net........................      233      325      153      498      171
Other income (loss).........................       --       20      216      716     (745)
                                             --------  -------  -------  -------  -------
Loss before allocation to Meeting Maker, Inc
  and provision for taxes...................  (34,772)    (188)  (1,999)  (7,845)  (5,569)
Allocation to Meeting Maker, Inc............       --       --       --   (1,171)      --
Provision for income taxes..................       --      (27)      --     (420)     (76)
                                             --------  -------  -------  -------  -------
Net loss.................................... $(34,772) $  (215) $(1,999) $(9,436) $(5,645)
                                             ========  =======  =======  =======  =======

Basic loss per share........................ $  (2.88) $ (0.02) $ (0.16) $ (0.67) $ (0.34)
                                             ========  =======  =======  =======  =======
Diluted loss per share...................... $  (2.88) $ (0.02) $ (0.16) $ (0.67) $ (0.34)
                                             ========  =======  =======  =======  =======
Basic weighted average shares outstanding...   12,079   12,281   12,526   14,141   16,365
                                             ========  =======  =======  =======  =======
Diluted weighted average shares outstanding.   12,079   12,281   12,526   14,141   16,365
                                             ========  =======  =======  =======  =======

                                                  December 31,
                                     ---------------------------------------
                                      1997    1998    1999    2000    2001
                                     ------- ------- ------- ------- -------
                                             (Amounts in thousands)
    Consolidated Balance Sheet Data:
     Cash and cash equivalents...... $ 6,679 $ 8,001 $16,941 $ 9,437 $ 9,767
     Restricted cash................      --      --      --   1,069   1,069
     Working capital................   3,803   4,686  15,144   6,434   6,715
     Total assets...................  17,382  14,669  26,788  18,371  20,116
     Long-term obligations..........      10      --      --   1,222      --
     Total stockholders' equity.....   6,996   7,141  16,970   6,902   8,582

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

   In June 2000, the Company entered into a license agreement with Meeting Maker, Inc. ("MMI"), which, among other things, provided for the grant of an exclusive worldwide license to market and distribute the Company's Groupware business (Meeting Maker) (including a license to the underlying source code and object code). Under the agreement, MMI paid the Company quarterly royalty payments, subject to certain minimums. On June 29, 2001, MMI exercised its buyout option for the remaining minimum payments plus an additional fee. As a result of the buyout, there will be no future payments under this agreement. The Company has recognized all royalty fees as earned ($568 thousand and $236 thousand for the years ended December 31, 2001 and 2000, respectively) in other revenue in the accompanying consolidated statements of operations.

   The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue and bad debt reserve levels, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 14 of this Form 10-K. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

   The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 97-2, Software Revenue Recognition. Software license revenue principally consists of revenue earned under perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement. Revenue under such arrangements, which may include multiple software products and services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence of fair value for professional services, training and maintenance and support services, based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services.

   The Company also sells products to resellers. There is generally no contractual right of return nor has the Company in practice historically permitted returns notwithstanding the contractual arrangement. The Company typically does not ship products to resellers until an end user is identified, at which point the Company recognizes revenue under the arrangement. The Company provides for returns based on historical experience.

   Service revenue from time and expense contracts and consulting and training revenue are generally recognized when the related services are performed.

Accounts Receivable

   Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on historical write-off experience and management's evaluation of the customers in the receivable portfolio. While management believes the allowance is adequate, if financial condition of the Company's customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

Accounting for Income Taxes

   As part of the process of preparing our consolidated financial statements the Company is required to estimate our income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets, which are included within our consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and if the Company does not believe it meets the "more likely than not" threshold, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the consolidated statement of operations.

   Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company has recorded a valuation allowance of $22.3 million as of December 31, 2001, due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carryforwards, before they expire. The valuation allowance is based on its estimates of taxable income by jurisdiction in which the Company operates and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

   The net deferred tax asset as of December 31, 2001 was $866 thousand, net of the aforementioned valuation allowance of $22.3 million.

Results of Operations

   The following table sets forth, for the years indicated, certain financial data as percentages of the Company's total revenue:

                                                    Years Ended December 31,
                                                    ----------------------
                                                     1999    2000    2001
                                                    -----    -----   -----
   Revenue:
    Net CCM and related products...................   58.3%   61.0%   62.7%
    CCM related service and maintenance............   17.9    25.2    34.9
    Meeting Maker, Inc. (MMI)......................   23.8    12.9      --
    Other..........................................     --     0.9     2.4
                                                    -----    -----   -----
        Total revenue..............................  100.0   100.0   100.0
                                                    -----    -----   -----
    Cost of CCM and related products revenue.......   12.5    13.1    13.1
    Cost of CCM and related service and maintenance
      revenue......................................    3.0     3.4     4.5
    Cost of MMI revenue............................    2.1     0.3      --
                                                    -----    -----   -----
    Gross Margin...................................   82.4    83.2    82.4
                                                    -----    -----   -----
   Operating expenses:.............................
    Sales and marketing............................   38.7    46.8    50.6
    Research and development.......................   28.2    37.2    33.1
    General and administrative.....................   14.5    25.4    19.3
    MMI operating expenses.........................    8.7     8.2      --
                                                    -----    -----   -----
   Loss from operations............................   (7.7)  (34.4)  (20.6)
                                                    -----    -----   -----
   Interest income, net............................    0.5     1.9     0.7
   Other income (loss), net........................    0.7     2.7    (3.1)
                                                    -----    -----   -----
   Net loss before allocation to MMI and
     provision for income taxes....................   (6.5)  (29.8)  (23.0)
                                                    -----    -----   -----
   Allocation to MMI...............................     --    (4.4)     --
                                                    -----    -----   -----
   Loss before provision for income taxes..........   (6.5)  (25.4)  (23.0)
   Provision for income taxes......................     --    (1.6)    0.3
                                                    -----    -----   -----
   Net loss........................................   (6.5)% (35.8)% (23.3)%
                                                    =====    =====   =====

   Net CCM and Related Products. The Company's net CCM and related products revenue is derived primarily from the licensing of software products. Net CCM and related products revenue decreased $1.9 million or 11% from 1999 to 2000, due to a decrease in the CCM related business during the first six months of 2000. Net CCM and related product revenue decreased $885 thousand or 6% from 2000 to 2001 due principally to a decrease of approximately $1.2 million in low margin, pass-through hardware sales. CCM software license revenue also declined $520 thousand or 5% over 2000 due to a decrease in overall per seat license fees resulting from an increase in enterprise-size deals in the US during 2001. These decreases were partially offset by an $850 thousand increase in complimentary third party product license revenue.

   CCM Related Service and Maintenance. The Company's CCM related service and maintenance revenue consists of maintenance, training and professional services. This revenue increased $1.1 million or 20% from 1999 to 2000. For 2001, this revenue increased $1.8 million over 2000. For 2000, the increase was primarily due to a $1.1 million increase in fees related to the growth in the number of maintenance agreements. For 2001, maintenance revenue increased $1.5 million over 2000 due, in part, to the 197 thousand new license seats sold.

Consulting revenue increased $1.3 million due, in part, to the increased demand in the US. This increase was largely offset by a $1 million decrease in training revenue over the prior year as 2000 had significant training revenue from Europe's largest enterprise customer.

   Meeting Maker, Inc. (MMI). The Company's MMI revenue consisted of product, maintenance, training, and professional services revenue associated with the Meeting Maker product. MMI revenue decreased $4.0 million or 54% from 1999 to 2000. This large revenue decrease is a direct result of the license of the Meeting Maker business to MMI. Revenue--MMI for 2000 consisted of revenue achieved during the first six months of the year under a management agreement entered into between the Company and MMI. The Company does not anticipate any additional MMI revenue.

   Other. In 2000 and 2001, the Company's other revenue consists of a license fee associated with the licensing of the Company's Meeting Maker technology to Meeting Maker, Inc. (MMI). The increase in revenue in 2001 over 2000 results from MMI's exercise of the buyout option under the licensing agreement. The Company does not anticipate any additional revenue from the Meeting Maker product line.

   Cost of CCM and Related Product Revenue. Cost of CCM and related product revenue consists primarily of expenses associated with product documentation, production and fulfillment costs, costs of European hardware sales and royalty and license fees associated with products that are licensed from third party developers. In addition, cost of CCM and related product revenue included the amortization of purchased intangibles. Cost of CCM and related product revenue, as a percentage of like revenue, was 21.4% in 1999, 21.5% in 2000, and 20.9% in 2001. In 2000, cost of CCM and related product revenue decreased by $387 thousand, principally due to decreased amortization costs of $424 thousand. In 2001, cost of CCM and related product revenue decreased by $290 thousand over 2000. A decrease in hardware sales resulted in lower costs of $1.1 million, which offset increased third party costs of approximately $1.0 million due to higher sales of third party software. Additional savings of $195 thousand were realized due to the Company reducing fulfillment costs due to personnel reductions in early 2001.

   Cost of CCM and Related Service and Maintenance Revenue. Cost of CCM and related service and maintenance revenue consists primarily of expenses associated with direct consulting and training costs as well as costs of the Company's help desk. Cost of CCM and related service and maintenance revenue as a percentage of like revenue decreased from approximately 17.0% in 1999 to 13.5% in 2000 to 12.8% 2001. Costs for 1999 reflected additional hirings and the establishment of infrastructure put in place to support the increased utilization in both Europe and North America due to the revenue growth discussed above. These costs were better brought in line with revenue expectations in 2000 resulting in improved margins. Margins were further improved in 2001 due to increased utilization and revenue generation in the US in the latter half of the year

   Cost of MMI revenue. Cost of MMI revenue consisted primarily of expenses associated with product documentation, production and fulfillment costs associated with the Meeting Maker product. Cost of MMI revenue decreased as a percentage of Revenue--MMI from 9% in 1999 to 2% in 2000. The significant decrease from 1999 to 2000 was due to the management and exclusive license agreements entered into between the Company and MMI. In 2001, MMI exercised its buyout option under the license agreement. The Company does not anticipate any additional cost of MMI revenue in the future.

   Sales and Marketing Expense. Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail and telemarketing campaigns, and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of public relations, trade shows, conferences, travel, and the telephone and information technology costs associated with sales activities. In 2000, sales and marketing expense increased $348 thousand over 1999, and increased slightly as a percentage of total revenue (exclusive of MMI and Other revenue), from 51% in 1999 to 54% in 2000. Marketing expenditures remained flat in 2000 while sales expenses increased $388 thousand primarily due to the hiring of 15 additional sales people during the year, both in the US and Europe. In 2001, sales and marketing expense decreased $76 thousand over 2000 and represented 52% of total revenue (exclusive of MMI and Other revenue). Marketing expenditures decreased $730 thousand overall due to a decrease in consulting expenses of $470 thousand and personnel and other payroll related decreases of $325 thousand. These reductions were partially offset by an increase in promotional spending of $155 thousand, primarily as a result of the launch of the Site Manager product. Sales expenses during 2001 increased $660 thousand due to increased salaries of $232 thousand and increased sales consultants of $344 thousand, principally related to the full year impact in 2001 of the 15 new sales positions added in 2000 as well as telesales costs of $192 thousand associated with the Site Manager product.

   Research and Development Expense. Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and costs associated with the development of new training and help desk programs. Related expenses also include certain information technology costs. Research and development expenses increased $1.1 million from 1999 to 2000. This increase was a primarily a result of increased consulting costs of $745 thousand and an incremental headcount of two employees, all of whose efforts were to enhance the CCM business. In 2001, research and development expenses decreased $1.8 million from 2000 levels. This decrease was due to a reduction in outside consulting costs of $1.5 million and reduced travel costs of $160 thousand as the Company completed various projects in 2000 as well as improved efficiencies and cost controls.

   General and Administrative Expense. General and administrative expense includes executive compensation and the continued administrative expense associated with the Company's public filings, foreign operations, executive support costs, accounting operations, planning, investor relations, and business development activities. General and administrative expense increased by $2.2 million from 1999 to 2000. The increase was primarily due to a $1.8 million increase in the Company's overall accounts receivable reserves primarily related to a $1.3 million bad debt provision for one major customer who was experiencing financial difficulties. In 2001, general and administrative costs decreased by $2.0 million compared to 2000. This decrease was principally attributed to a decrease in sales return and bad debt charges of $1.7 due primarily to the charge attributable to one major customer in 2000. Additionally, a decrease in non-cash compensation of $620 thousand and lower recruiting costs of $190 thousand were offset by $500 thousand in due diligence costs during 2001 incurred in response to two unsolicited acquisition inquiries.

   Interest Income, Net. Interest income, net increased approximately $345 thousand from 1999 to 2000. This increase was due to higher cash balances resulting from a $12 million private placement in December 1999. In 2001, interest income, net decreased by approximately $325 thousand from 2000 due both to lower average cash balances, resulting from $4.6 million in cash to fund operations and capital expenses, and a decrease in investment yields during 2001. The Company did not receive proceeds from its 2001 private placement until late October 2001.

   Other Income (Loss), Net. Other income (loss) in 1999 resulted from an insurance claim. Other income (loss) in 2000 consisted primarily of a non-cash gain resulting from net impact of valuation adjustments of $473 thousand from the warrants and promissory notes issued to two private institutional investors associated with the December 1999 financing, as well as, the net gain resulting from the MMI transaction of $458 thousand. The principal amount of other income
(loss) in 2001 relates to non-cash foreign exchange expense of $649 thousand, which is primarily due to intercompany loans to foreign subsidiaries. The remaining amounts consisted of a net non-cash charge of $109 thousand resulting from valuation adjustments to the warrant liability (expense of $984 thousand) and the contingent promissory notes (income of $875 thousand). These valuation adjustments will not continue in the future due to both the forgiveness of the contingent notes as a result of the Company fulfilling certain defined obligations with respect to its stock performance and the warrant Exchange Agreements being amended to remove the provisions granting the warrant holders rights that rank higher than those of common shareholders in June of 2001, which permits the warrants to be treated as equity instruments for future periods.

   Income Taxes. In 1999, the Company incurred a significant operating loss for both book and tax purposes and gave benefit to refundable income taxes, which offset certain foreign tax provisions, and as a result no tax provision was recorded. The provision for 2000 and 2001 primarily represents income taxes due on operating income in the Company's international operations in Germany and Switzerland.

Liquidity and Capital Resources

   The Company has funded its operations to date primarily through private and public placements of capital stock and the sale of certain product lines. At December 31, 1999, 2000, and 2001 the Company had available cash and cash equivalents of $16.9 million $9.4 million, and $9.8 million, respectively, and working capital of, $15.1 million, $6.4 million, and $6.7 million, respectively. As of December 31, 2001, the Company also had restricted cash of $1.1 million securing the Company's Waltham, Massachusetts facility lease.

   Net cash used in operating activities for the years ended December 31, 1999, 2000, and 2001 was $2.0 million, $7.2 million, and $4.3 million, respectively. In 1999, net cash used in operating activities consisted mainly of a net loss of $2.0 million and an increase in accounts receivable of $3.9 million, which is offset by $1.7 million in depreciation and amortization, and an increase of $2.2 million in deferred revenue. In 2000, net cash used in operating activities consisted mainly of a combined net increase in the Company's operating assets and liabilities of $1.8 million and a net loss of $9.4 million. This loss was reduced by $720 thousand in depreciation and amortization as well as deferred compensation expense of $614 thousand and increased by the non-cash gains of $458 thousand and $548 thousand resulting from the MMI transaction and the revaluation of the Company's warrant liability in accordance with EITF 00-19, respectively. In 2001, net cash used in operating activities consisted mainly of a net loss of $5.6 million reduced by depreciation and amortization of $935 thousand, non-cash charges associated with re-valuation of intercompany loans to foreign subsidiaries of $587 thousand and revaluation of both the Company's warrant liability, prior to its reclassification to equity as a result of the amended Exchange Agreements, and it notes payable of $109 thousand net. This was further impacted by a $228 thousand net decrease in operating assets and liabilities.

   Net cash used in investing activities for the years ended December 31, 1999, 2000, and 2001 was $1.1 million, $1.8 million, and $560 thousand, respectively. The purchase of property and equipment in 1999 was $1.1 million. In 2000, this use was primarily a result of the $1.1 million restricted cash agreement securing the Company's Waltham, Massachusetts facility lease and the purchase of property and equipment of $803 thousand, which was then partially offset by a reduction in deposits. For 2001, the use of cash was due to $278 thousand in computer and equipment purchases and $279 thousand in other assets relating to the long-term license of certain third party software.

   Net cash provided by financing activities for the years ended December 31, 1999, 2000, and 2001 was $11.7 million, $808 thousand, and $4.9 million, respectively. In 1999, this was a result of the $11.0 million of net proceeds from the sale of common stock and warrants, the exercise of stock options of $631 thousand and the sale of stock under the Employee Stock Purchase Plan of $143 thousand. In 2000, this was the result of the exercise of stock options of $678 thousand and the sale of stock under the Employee Stock Purchase Plan of $130 thousand. The increase in 2001 was due principally to $4.9 million in net proceeds from the Company's private placement of common stock in October 2001.

   For the three months ended December 31, 2001, absent the private placement, the Company generated approximately $800 thousand of negative cash flows. For the year ended December 31, 2001, the Company experienced negative cash flows of approximately $4.5 million, absent the October 2001 private placement.

   The Company conducts its operations in leased facilities under operating leases expiring at various times through 2005. Additionally, the Company has acquired certain furniture and fixtures as well as computer equipment under certain operating leases. These leases also expire at various times through 2003.

   The approximate minimum annual lease payments under the operating leases are as follows:


                                                             Operating
                                                              Leases
                                                             ---------
         2002...............................................  $1,108

         2003...............................................     260

         2004...............................................     240

         2005...............................................     140
                                                              ------

         Total (reduced by minimum sublease rentals of $256)  $1,748
                                                              ======

   The Company believes that its available cash resources, including cash and cash equivalents and cash it expects to generate from sales of products, will be sufficient to finance presently anticipated operating results and working capital expenditure requirements at least through December 31, 2002. The future liquidity of the Company is, however, dependent on a number of factors, including but not limited to, the Company's ability to reach forecasted sales targets and to maintain current expense levels. There can be no assurance that the Company will not require additional capital resources during this period of time. If the Company does require additional capital resources beyond the financing just completed, it may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of equity or equity related securities could result in additional dilution to stockholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to the Company.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Accounting for Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition. In addition, under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with
no maximum life).      As of December 31, 2001, all of the Company's intangible
assets and goodwill associated with acquisitions were fully amortized. As a result, the adoption of SFAS No. 142 on January 1, 2002, had no current impact on the Company's financial position or results of operations.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which is effective for the Company on January 1, 2002. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means.

   In November 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-103 (Topic D-103) relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to the cost of CCM and related service and maintenance revenue in the consolidated statements of operations to offset costs incurred. The Company will adopt Topic D-103 in financial reporting periods beginning after December 31, 2001 and comparative financial statements for prior periods will be reclassified to comply with this guidance.

   The Company does not expect the adoption of SFAS No. 144 and Topic D-103 to have a material impact on its financial position, results of operations and cash flows.

   For additional information concerning risks associated with the Company's liquidity and capital resources see "Certain Factors That May Affect Future
                                   Results".

                CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

   This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Federal Securities Laws. In addition, from time to time, management may make forward-looking statements in press releases, in other public discussions and in other documents that we file with the Securities and Exchange Commission (including those documents incorporated by reference into this Form 10-K). The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. You can identify forward-looking statements by the words "may," "believes," "anticipates," "plans," "expects," "estimates" and similar expressions. Our forward-looking statements are based on currently available information and management's expectations of future results but necessarily involve certain assumptions. We caution readers that our assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from our expectations. Below we describe some of the important factors that could affect our revenue or results of operations.

WE HAVE EXPERIENCED CASH FLOW DEFICITS IN THE PAST AND MAY EXPERIENCE CASH FLOW DEFICITS IN THE FUTURE.

   For the fiscal year ended December 31, 2001, we had operating losses of approximately $5.0 million, producing significant negative cash flow. Management's 2002 operating plan forecasts that the Company will be operationally profitable for the year. Based upon these assumptions, management believes the Company has sufficient cash to fund its operations during 2002. If the Company is unable to attain forecasted revenue levels and management is unsuccessful in controlling expenses, the Company may have to seek additional external equity or debt financing to continue its operations. There can be no assurance that we will be able to secure such external financing.

OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF GENERAL ECONOMIC AND BUSINESS CONDITIONS.

   Our business is subject to the effects of general economic and business conditions. ON's operating results have been adversely affected by recent unfavorable economic conditions and reduced information technology spending. In addition, the recent terrorist attacks have added (or exacerbated) general economic, political and other uncertainties. If economic and market conditions do not improve and these uncertainties continue to exist, ON's business, condition (financial or otherwise), prospects and results of operations could continue to be adversely affected.

OUR MARKETING REQUIRES SIGNIFICANT INVESTMENTS

   Sales of products require significant up-front investments in marketing, technical and financial resources. We have adopted a sales and marketing strategy using a direct sales force and in-house field service organization. This strategy requires significant investments in identifying and hiring qualified sales and technical personnel, ongoing product development, and expansion of an in-house field service organization. We have developed valuable marketing and service experience and expertise in Europe and, recently, in the United States. However, there can be no assurance that we will be able to continue to expand and apply such experience and expertise to our target market.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS

   For the twelve months ended December 31, 2001, 2000 and 1999, two customers accounted for $4.3 million (17.8%), $6.3 million (24.0%), and $7.4 million (24.0%) of total revenue, respectively. It is possible that in the future other customers will account for more than 10% of ON's total revenue. The loss of significant customers could have a materially adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

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

   In recent years, the market for enterprise software solutions has been characterized by rapid technological change, frequent new product announcements and introductions and evolving industry standards. In response to advances in technology, customer requirements have become increasingly complex, resulting in industry consolidation of product lines offering similar or related functionality. In particular, we believe that a market exists for integrated enterprise-wide infrastructure management solutions. If such a market does not fully develop, this could have a materially adverse effect on our business, condition (financial or otherwise), prospects and results of operations. Regardless of the development of a market for integrated infrastructure management solutions, factors adversely affecting the pricing of, demand for, or market acceptance of our enterprise desktop management applications could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

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

THE INTENSE COMPETITION IN THE MARKET FOR OUR PRODUCTS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS

   The market for our products is highly competitive, and we expect competition to continue to increase in the future. We believe that the principal competitive factors affecting the market for its products include brand name recognition, company reputation, performance, functionality, ease-of-use, breadth of product line, quality, customer support, adherence to industry standards, integration with third-party solutions and price.

   As is the case in many segments of the software industry, we may encounter increasing price competition in the future. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which could adversely affect our business, condition (financial or otherwise), prospects and results of operations. There can be no assurance that we will continue to compete effectively against existing and potential competitors in our markets, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than we have.

   The widespread inclusion of the functionality of our products as standard features of Microsoft operating systems software could render our products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that our products. If we were unable to develop new functionality or unique applications for our technology to successfully replace any obsolete products, our business, condition (financial or otherwise), prospects and results of operations could be materially adversely affected.

   The market for our products is highly competitive and diverse. The technology for remote software management products can change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered. The Company has faced competition from a number of sources, including:

  . Large and established companies such as Microsoft, Computer Associates International and IBM/Tivoli which offer remote software delivery and management capabilities as part of their systems management, or network management frameworks;

.. Software companies like Novidigm and Marimba and others who provide software management utilities and suites such as Symantec, Intel, and Altiris;

.. Hardware suppliers such as IBM, Hewlett-Packard, and Compaq that offer or bundle software management capabilities in conjunction with their hardware offerings; and

.. The internal information technology departments of those companies with infrastructure management needs.

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

   Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources than we have. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products than the Company can. The Company may not be able to compete successfully against current and future competitors. In addition, competitive pressures faced by the Company may materially adversely affect the Company's business, condition (financial or otherwise), prospects and results of operations.

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

   Based on management's 2002 forecasts, product development, marketing and sales costs for our current products are approximately $1.75 million per month. Based on our existing cash and forecasted revenue, we believe that we have enough cash to fund these costs through 2002. There can be no assurance that our estimate of the marketing, sales and product development costs of the CCM products is correct, or that these costs will not exceed our available financial resources, or that we will be able to locate additional sources of financing, if and when needed.

OUR INCREASING RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

   For the fiscal year 2001, total revenue from international licenses (license revenue from outside the United States) represented approximately 36% of our total revenue and 58% of our net CCM and related products revenue. For the fiscal year 2000, total revenue from international licenses represented approximately 32% of our total revenue and 53% of our net CCM and related products revenue. In fiscal 1999, total revenue from international licenses represented approximately 54% of our total revenue. For fiscal years 2001, 2000, and 1999, total international revenues from the Company's foreign subsidiaries and other foreign sources was 74%, 67% and 51% of total revenues, respectively. We expect that international revenue will continue to constitute a significant portion of our total revenue in the future. Accordingly, a significant percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for our products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a materially adverse effect on our future international license revenue.

   Our continued growth and profitability will require continued expansion of our international operations, particularly with continued expansion in Europe and initial inroads into Latin America and the Pacific Rim. Accordingly, we intend to expand our current international operations and enter additional international markets. Such expansion will require significant management attention and financial resources. We have only limited experience in developing local-language versions of our products and marketing and distributing our products internationally. We may not be able to successfully translate, market, sell and deliver our products internationally. If we are unable to expand our international operations successfully and in a timely manner, our business, condition (financial or otherwise), prospects and results of operations could be adversely affected.

AS OUR EXPANDING INTERNATIONAL OPERATIONS IN EUROPE AND ELSEWHERE ARE INCREASINGLY CONDUCTED IN CURRENCIES OTHER THAN THE U.S. DOLLAR, FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY EXCHANGE LOSSES

   A large portion of our business is conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future operating results. We may experience currency losses in the future. We may implement a foreign exchange hedging program, consisting principally of purchases of forward-rate currency contracts. However, if undertaken, our hedging activities may not adequately protect us against the risks associated with foreign currency fluctuations.

FUTURE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS DUE TO A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL, COULD ADVERSELY AFFECT OUR STOCK PRICE

   Our quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond our control. These factors include, among others:

  . our ability to develop, introduce and market new and enhanced versions of our software on a timely basis;

  .   market demand for our software;

  .   the size, timing and contractual terms of significant orders;

  . the timing and significance of new software product announcements or releases by ON or our competitors;

  .   changes in our pricing policies or our competitors;

  .   changes in our business strategies;

  .   budgeting cycles of our potential customers;

  .   changes in the mix of software products and services sold;

  .   reliance on indirect sales forces;

  . changes in the mix of revenues attributable to domestic and international sales and the related rates of exchange;

  .   the impact of acquisitions of competitors;

  .   seasonal trends;

  .   the cancellations of maintenance agreements;

  .   product life cycles, software defects and other product quality problems;
      and

  .   personnel changes.

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

FUTURE ACQUISITIONS PRESENT RISKS WHICH COULD ADVERSELY AFFECT OUR BUSINESS

   In the future, ON may make acquisitions of, or large investments in, other businesses that offer products, services, and technologies that further our goal of providing enterprise desktop management software solutions to businesses or which complement our current business. Any future acquisitions or investments that we may complete present risks commonly encountered with these types of transactions. The following are examples of such risks:

.. difficulty in combining the technology, operations, or work force of the acquired business;

..  disruption of on-going businesses;

.. difficulty in realizing the potential financial and strategic position of ON through the successful integration of the acquired business;

.. difficulty in maintaining uniform standards, controls, procedures, and policies;

.. possible impairment of relationships with employees and clients as a result of any integration of new businesses and management personnel;

.. difficulty in adding significant numbers of new employees, including training, evaluation, and coordination of effort of all employees towards our corporate mission;

..  diversion of management attention; and

..  potential dilutive effect on earnings.

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

OUR ABILITY TO MANAGE GROWTH WILL AFFECT OUR ABILITY TO ACHIEVE AND MAINTAIN PROFITABILITY

   Over the last 5 years, total CCM and related revenue has increased significantly from $11.3 million in fiscal 1998 to $23.7 million in fiscal 2001. If we achieve our future growth plans, such growth may burden our operating and financial systems. This burden will require large amounts of senior management attention and will require the use of other ON resources. Our ability to compete effectively and to manage future growth (and our future operating results) will depend in part on our ability to implement and expand operational, customer support, and financial control systems and to expand, train, and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to do so could materially adversely affect our business, condition (financial or otherwise), prospects and results of operations.

OUR BUSINESS DEPENDS IN LARGE PART UPON THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY, THE LOSS OF WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

   Our success is heavily dependent upon our proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets and copyright to establish and protect our proprietary rights in software.

   We use a printed "shrink-wrap" license for users of our products distributed through traditional distribution channels in order to protect our copyrights and trade secrets in those products. Since the licensee does not sign these shrink-wrap licenses, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. If such licenses were not enforceable, the user would not be bound by the license terms, including the terms that seek to protect our proprietary technology. If the printed shrink-wrap licenses prove to be unenforceable, this may have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

   The laws of some foreign countries either do not protect our proprietary rights or offer only limited protection for those rights. Furthermore, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.

   We have obtained registrations in the United States for the following trademarks: ON Technology, CCM, ON Command, and ON Command CCM. We have only obtained registration for the trademark ON Command

CCM in the European Union and Australia and for ON Technology and ON Command in Canada. As a result, we may not be able to prevent a third party from using our trademarks in many foreign jurisdictions. We have not to date registered any of our copyrights.

   There can be no assurance that the steps taken by ON to protect our proprietary software technology will be adequate. Lesser sensitivity by corporate, government or institutional users to avoiding infringement of propriety rights could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

   There has been substantial litigation in the software industry involving intellectual property rights of technology companies. We have not been involved in any such litigation. Although we do not believe that we are infringing the intellectual property rights of others, any involvement in this type of litigation may have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations. In addition, since we currently license, or may in the future license or acquire a portion of the software included in our products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties for information as to the origin and ownership of any software. We generally obtain representations as to the origin and ownership of such acquired or licensed software and we generally obtain indemnification to cover any breach of such representations. However, there can be no assurance that these representations are accurate or that such indemnification will provide us with adequate compensation for a breach of these representations. In the future, we may need to initiate litigation to enforce and protect trade secrets and other intellectual property rights owned by us. We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. This litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations. Adverse rulings or findings in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from manufacturing or selling our products. Any one of these items could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available to us on reasonable terms, or at all.

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

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US

   Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Such limitation of liability provisions may, however, not be effective under the laws of certain jurisdictions. Although we have not experienced material product liability claims to date, the sale and support of our products entails the risk of such claims. We may be subject to such claims in the future. A material product liability claim could materially adversely affect our business, condition (financial or otherwise), prospects and results of operations.

OUR SENIOR MANAGEMENT AND OTHER KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND IF THEY CHOOSE TO LEAVE, IT COULD HARM OUR BUSINESS

   Our success will depend to a significant extent on the continued service of our senior management and certain other key employees, including selected sales, consulting, technical and marketing personnel. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions and many of our employees are bound by an employment or non-competition agreement, enforcing these agreements may be difficult and costly, particularly with respect to provisions concerning non-competition. In addition, we do not generally maintain key man life insurance on any employee. The loss of the services of one or more of our executive officers or key employees or the decision of one or more such officers or employees to join a competitor or otherwise compete directly or indirectly with us could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

WE WILL NEED TO RECRUIT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL TO SUCCESSFULLY GROW OUR BUSINESS

   Our future success will likely depend in large part on our ability to attract and retain additional highly skilled technical, sales, management and marketing personnel. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel. New employees generally require substantial training in the use of our products. We may not succeed in attracting and retaining such personnel. If we do not, our business, condition (financial or otherwise), prospects and results of operations could be materially adversely affected.

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

   In the past, the market price of our common stock has varied greatly and the volume of our common stock traded has fluctuated greatly as well. We expect such fluctuation to continue. The fluctuation results from a number of factors including:

.. any shortfall in revenue or income as compared to revenue or income projected by management or expected by investors and securities analysts;

..  announcements of new products by ON or our competitors;

.. quarterly fluctuations in our financial results or the results of other software companies, including those of our direct competitors;

.. changes in analysts' estimates of our financial performance, the financial performance of our competitors, or the financial performance of software companies in general;

..  general conditions in the software industry;

..  changes in prices for our products or the products of our competitors;

..  changes in our revenue growth rates or the growth rates of our competitors;

..  sales of large blocks of ON common stock; and

..  conditions in the financial markets in general.

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

THE SHARES OF COMMON STOCK ISSUED UPON EXERCISE OF CERTAIN WARRANTS WILL HAVE A DILUTIVE EFFECT

   In 2000, we entered into exchange agreements with two institutional investors. (the "Investors") pursuant to which the Investors exchanged certain existing warrants for new warrants exercisable for an aggregate of 2,800,000 shares of common stock and promissory notes in the aggregate principal amount of $1 million (which were cancelled on December 31, 2001). The number of shares of ON's common stock issued or issuable upon exercise of the new warrants (the "Warrant Shares") was fixed at 2,800,000 in the aggregate (subject to adjustment for stock splits, stock dividends and similar events and to weighted average antidilution adjustments in the case of certain below-market securities issuances by ON); however, because the exercise price is $0.01 per share (subject to adjustment for stock splits, stock dividends and similar events and to weighted average antidilution adjustments in the case of certain below-market securities issuances by ON), the issuance of the Warrant Shares has (in the case of Warrant Shares already issued) or will have a dilutive effect on the stockholders of ON. As of March 13, 2002, 2,249,563 Warrant Shares had been issued and 550,437 Warrant Shares remained issuable.

RISK OF DELISTING BY NASDAQ STOCK MARKET

   Under rules adopted by the Nasdaq Stock Market, ON's common stock is subject to possible delisting if, among other things, the minimum bid price for the Company's common stock falls below $1.00 for a period of 30 consecutive business days or if the Company's net tangible assets fall below $4 million. Under rule changes adopted in 2001, effective November 1, 2002, Nasdaq will eliminate the net tangible asset test and require that issuers maintain minimum stockholders equity of $10 million. An issuer failing to meet the minimum stockholders equity requirement can avoid delisting if it satisfies an alternative-listing standard that imposes, among other things, a minimum bid price requirement of $3.00.

   If ON's stockholders equity at November 1, 2002 is below $10 million, ON will be subject to possible delisting unless it takes action to increase its stockholders equity (such as by issuing securities in an equity financing) or it satisfies an alternative listing standard. As of December 31, 2001, ON's stockholders equity was $8.6 million. Delisting could have a material adverse effect on the price of ON's common stock and on the level of liquidity currently available to the Company's shareholders.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

   The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and investment changes.

   Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's cash equivalent investments (original maturities of 90 days or less). The Company has not used derivative financial instruments. The Company invests its excess cash in short-term floating rate instruments and senior secured floating rate loan funds, which carry a degree of interest rate risk. These instruments may produce less income than expected if interest rates fall.

   Foreign Currency Risk. International revenue from the Company's foreign subsidiaries and other foreign sources for the year ended December 31, 2001 were approximately 74% of total revenue. International sales are made primarily from the Company's subsidiary in Germany and are denominated in the local currency. Accordingly, the Company's German subsidiary uses the local currency as its functional currency. The Company's international business is subject to risk typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

   Investment Risk. The Company may invest in the future in the equity instruments of privately held companies for business and strategic purposes. However, as of December 31, 2001, the Company holds no such material investments. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.

Item 8.  Financial Statements and Supplementary Documents

   The Company's consolidated financial statements are listed in the Index to Consolidated Financial Statements filed in item 14(a)(i) as part of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required hereunder is incorporated by reference from the Company's definitive Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on May 16, 2002.

Item 11.  Executive Compensation

   The information required hereunder is incorporated by reference from the Company's definitive Proxy Statement under the caption "Executive Compensation and Other Matters" filed in connection with the Company's Annual Meeting of Stockholders to be held on May 16, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required hereunder is incorporated by reference from the Company's definitive Proxy Statement under the caption " Security Ownership of Principal Shareholders and Management" filed in connection with the Company's Annual Meeting of Stockholders to be held on May 16, 2002.

Item 13.  Certain Relationship and Related Transactions

   The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on May 16, 2002.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) (1)  Consolidated Financial Statements:

                                                                          Page
                                                                         Number
                                                                         ------
 Report of Independent Public Accountants...............................   32
 Consolidated Balance Sheets:
    December 31, 2001 and 2000..........................................   33
 Consolidated Statements of Operations:
    Years ended December 31, 2001, 2000 and 1999........................   34
 Consolidated Statements of Stockholders' Equity and Comprehensive Loss:
    Years ended December 31, 2001, 2000 and 1999........................   35
 Consolidated Statements of Cash Flows:
    Years ended December 31, 2001, 2000 and 1999........................   36
 Notes to the Consolidated Financial Statements.........................   38

   Other schedules are omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

(a) (3) Exhibits: See Index to Exhibits on page 56. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K: Report on Form 8-K filed by the Company on November 2, 2001 regarding the $5 million private placement.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of ON Technology Corporation and subsidiaries:

   We have audited the accompanying consolidated balance sheets of ON Technology Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of ON Technology Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ON Technology Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 28, 2002

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

            (amounts in thousands, except share and per-share data)


                                                                                  December 31,
                                                                               ------------------
                                                                                 2001      2000
                                                                               --------  --------
Assets
Current Assets:
Cash and cash equivalents..................................................... $  9,767  $  9,437
Restricted cash...............................................................    1,069     1,069
Accounts receivable, net of allowance
  of $1,070 and $2,177, respectively..........................................    5,964     5,561
Prepaid expenses and other current assets.....................................    1,016       614
Deferred tax asset--current...................................................      433        --
                                                                               --------  --------
   Total current assets.......................................................   18,249    16,681
                                                                               --------  --------
Property and Equipment, at cost:
Computers and equipment.......................................................    5,157     4,935
Furniture and fixtures........................................................      248       335
Leasehold improvements........................................................      528       528
                                                                               --------  --------
                                                                                  5,933     5,798
                                                                               --------  --------
Less--Accumulated depreciation and amortization...............................    4,927     4,213
                                                                               --------  --------
                                                                                  1,006     1,585
                                                                               --------  --------
Deferred tax asset--long term.................................................      433        --
Other assets and deposits.....................................................      428       105
                                                                               --------  --------
                                                                               $ 20,116  $ 18,371
                                                                               ========  ========
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable.............................................................. $  2,435  $  2,705
Accrued expenses (Note 9).....................................................    4,345     2,890
Notes payable (Note 6)........................................................       --       875
Deferred revenue--current.....................................................    4,754     3,777
                                                                               --------  --------
   Total current liabilities..................................................   11,534    10,247
Warrant liability (Note 6)....................................................       --       987
Deferred revenue--long term...................................................       --       235
                                                                               --------  --------
   Total liabilities..........................................................   11,534    11,469
                                                                               --------  --------

Commitments and Contingencies (Note 5)

Stockholders' Equity:
Preferred stock, Authorized--2,000,000 shares Issued and outstanding--none....       --        --
Common stock, $0.01 par value--Authorized--30,000,000 shares
 Issued and outstanding--22,581,533 shares and 15,300,951 shares, respectively      226       153
Additional paid-in capital....................................................   80,768    73,843
Deferred stock-based compensation.............................................     (126)      (97)
Accumulated deficit...........................................................  (72,775)  (67,130)
Accumulated other comprehensive income........................................      536       180
Treasury stock (15,000 shares at cost)........................................      (47)      (47)
                                                                               --------  --------
   Total stockholders' equity.................................................    8,582     6,902
                                                                               --------  --------
                                                                               $ 20,116  $ 18,371
                                                                               ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            (amounts in thousands, except share and per-share data)


                                                       For the Years Ended December 31,
                                                    -------------------------------------
                                                       2001         2000         1999
                                                    -----------  -----------  -----------
Revenue:
Net CCM and related products....................... $    15,188  $    16,073  $    17,993
CCM and related service and maintenance............       8,462        6,633        5,524
Meeting Maker, Inc. (MMI)..........................          --        3,405        7,360
Other..............................................         568          236           --
                                                    -----------  -----------  -----------
   Total revenue...................................      24,218       26,347       30,877
                                                    -----------  -----------  -----------
Cost of Revenue:
Cost of CCM and related product revenue............       3,172        3,462        3,849
Cost of CCM and related service and
  maintenance revenue..............................       1,084          894          937
Cost of MMI revenue................................          --           75          645
                                                    -----------  -----------  -----------
   Gross Profit....................................      19,962       21,916       25,446

Operating expenses:
Sales and marketing................................      12,248       12,324       11,976
Research and development...........................       8,019        9,811        8,697
General and administrative.........................       4,690        6,681        4,465
MMI operating expenses.............................          --        2,159        2,676
                                                    -----------  -----------  -----------
   Loss from operations............................      (4,995)      (9,059)      (2,368)
Interest expense...................................          (4)          (7)         (16)
Interest income....................................         175          505          169
Other income (loss), net...........................        (745)         716          216
                                                    -----------  -----------  -----------
   Loss before allocation to MMI and provision for
     income taxes..................................      (5,569)      (7,845)      (1,999)
Allocation to MMI (Note 2).........................          --       (1,171)          --
                                                    -----------  -----------  -----------
   Loss before provision for income taxes..........      (5,569)      (9,016)      (1,999)
Provision for income taxes.........................         (76)        (420)          --
                                                    -----------  -----------  -----------
   Net loss........................................ $    (5,645) $    (9,436) $    (1,999)
                                                    ===========  ===========  ===========
 Basic and diluted net loss per share.............. $     (0.34) $     (0.67) $     (0.16)
                                                    ===========  ===========  ===========
 Basic and diluted number of common outstanding
   weighted average shares outstanding.............  16,365,286   14,140,742   12,526,398
                                                    ===========  ===========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                            (amounts in thousands)

                                                                                     Stockholder's Equity
                                                     ---------------------------------------------------------------------------
                                                        Common                                                        Treasury
                                                        Stock                                                          Stock
                                                     ------------                                      Accumulated  -----------
                                                     Number $0.01 Additional   Deferred                   Other     Number
                                                       of    Par   Paid-in   Stock-Based  Accumulated Comprehensive   of
                                                     Shares Value  Capital   Compensation   Deficit   Income (Loss) Shares Cost
                                                     ------ ----- ---------- ------------ ----------- ------------- ------ ----
Balance, December 31, 1998.......................... 12,376 $124   $62,793         --      $(55,695)      $(34)      (15)  $(47)
Sale of common stock and warrants, net of
 $1,039 of issuance costs...........................  1,030   10    10,951         --            --         --        --     --
Sale of common stock under the
 Employee Stock Purchase Plan.......................    122    1       142         --            --         --        --     --
Exercise of common stock options....................    320    3       628         --            --         --        --     --
Deferred compensation related to
 grants of common stock options.....................     --   --        82      $ (82)           --         --        --     --
Amortization of deferred compensation related to
 grants of common stock options.....................     --   --        --         82            --         --        --     --
Cumulative translation adjustment...................     --   --        --         --            --         11        --     --
Net loss............................................     --   --        --         --        (1,999)        --        --     --

Comprehensive loss..................................     --   --        --         --            --         --        --     --
                                                     ------ ----   -------      -----      --------       ----       ---   ----
Balance, December 31, 1999.......................... 13,848  138    74,596         --       (57,694)       (23)      (15)   (47)
Sale of common stock under the
 Employee Stock Purchase Plan.......................    144    1       129         --            --         --        --     --
Exercise of common stock options....................    648    7       671         --            --         --        --     --
Conversion of warrants into note payable (Note 6)...     --   --      (800)        --            --         --        --     --
Issuance of common stock warrants (Note 6)..........     --   --    (1,910)        --            --         --        --     --
Reclassification of warrants to equity upon exercise
 (Note 6)...........................................     --   --       375         --            --         --        --     --
Exercise of warrants (Note 6).......................    661    7        (7)        --            --         --        --     --
Deferred compensation related to
 grants of common stock options.....................     --   --       789       (789)           --         --        --     --
Amortization of deferred compensation related to
 grants of common stock options.....................     --   --        --        692            --         --        --     --
Cumulative translation adjustment...................     --   --        --         --            --        203        --     --
Net loss............................................     --   --        --         --        (9,436)        --        --     --

Comprehensive loss..................................     --   --        --         --            --         --        --     --
                                                     ------ ----   -------      -----      --------       ----       ---   ----
Balance, December 31, 2000.......................... 15,301  153    73,843        (97)      (67,130)       180       (15)   (47)
Private placement of common stock, net of $137 in
 issuance costs (Note 6)............................  6,024   60     4,803         --            --         --        --     --
Sale of common stock under the Employee
 Stock Purchase Plan................................     68    1        42         --            --         --        --     --
Exercise of warrants (Note 6).......................  1,177   12        --         --            --         --        --     --
Exercise of common stock options....................     12   --         9         --            --         --        --     --
Reclassification of warrants to equity
 upon exercise (Note 6).............................     --   --        37         --            --         --        --     --
Reclassification of warrants to equity upon
 amendment to warrant agreement (Note 6)............     --   --     1,934         --            --         --        --     --
Deferred compensation related to grants of
 common stock options...............................     --   --       100       (100)           --         --        --     --
Amortization of deferred compensation related
 to common stock options............................     --   --        --         71            --         --        --     --
Cumulative translation adjustment...................     --   --        --         --            --        356        --     --
Net loss............................................     --   --        --         --        (5,645)        --        --     --

Comprehensiveness loss..............................     --   --        --         --            --         --        --     --
                                                     ------ ----   -------      -----      --------       ----       ---   ----
Balance, December 31, 2001.......................... 22,582 $226   $80,768      $(126)     $(72,775)      $536       (15)  $(47)
                                                     ====== ====   =======      =====      ========       ====       ===   ====






                                                              Comprehensive
                                                      Total       Loss
                                                     -------  -------------
Balance, December 31, 1998.......................... $ 7,141
Sale of common stock and warrants, net of
 $1,039 of issuance costs...........................  10,961
Sale of common stock under the
 Employee Stock Purchase Plan.......................     143
Exercise of common stock options....................     631
Deferred compensation related to
 grants of common stock options.....................      --
Amortization of deferred compensation related to
 grants of common stock options.....................      82
Cumulative translation adjustment...................      11     $    11
Net loss............................................  (1,999)     (1,999)
                                                                 -------
Comprehensive loss..................................      --     $(1,988)
                                                     -------     =======
Balance, December 31, 1999..........................  16,970
Sale of common stock under the
 Employee Stock Purchase Plan.......................     130
Exercise of common stock options....................     678
Conversion of warrants into note payable (Note 6)...    (800)
Issuance of common stock warrants (Note 6)..........  (1,910)
Reclassification of warrants to equity upon exercise
 (Note 6)...........................................     375
Exercise of warrants (Note 6).......................      --
Deferred compensation related to
 grants of common stock options.....................      --
Amortization of deferred compensation related to
 grants of common stock options.....................     692
Cumulative translation adjustment...................     203     $   203
Net loss............................................  (9,436)     (9,436)
                                                                 -------
Comprehensive loss..................................      --     $(9,233)
                                                     -------     =======
Balance, December 31, 2000..........................   6,902
Private placement of common stock, net of $137 in
 issuance costs (Note 6)............................   4,863
Sale of common stock under the Employee
 Stock Purchase Plan................................      43
Exercise of warrants (Note 6).......................      12
Exercise of common stock options....................       9
Reclassification of warrants to equity
 upon exercise (Note 6).............................      37
Reclassification of warrants to equity upon
 amendment to warrant agreement (Note 6)............   1,934
Deferred compensation related to grants of
 common stock options...............................      --
Amortization of deferred compensation related
 to common stock options............................      71
Cumulative translation adjustment...................     356     $   356
Net loss............................................  (5,645)     (5,645)
                                                                 -------
Comprehensiveness loss..............................      --     $(5,289)
                                                     -------     =======
Balance, December 31, 2001.......................... $ 8,582
                                                     =======

  The accompanying notes are an integral part of these consolidated financial statements

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (amounts in thousands)



                                                           Years ended December 31,
                                                          -------------------------
                                                           2001     2000     1999
                                                          -------  -------  -------
Cash Flows from Operating Activities:
 Net loss................................................ $(5,645) $(9,436) $(1,999)
Adjustments to reconcile net loss
to net cash used in operating activities
 Deferred tax asset......................................    (866)      --       --
 Non-cash charges associated with the revaluation of
   intercompany loans to foreign subsidiaries (Note 1)...     587      190       --
 Depreciation and amortization...........................     936      720    1,726
 Revaluation of notes payable (Note 6)...................    (875)      75       --
 Warrant liability revaluation (Note 6)..................     984     (548)      --
 Amortization of deferred stock-based compensation.......      71      614       82
 Gain on sale of assets..................................      --     (458)      --
 Changes in assets and liabilities:
   Accounts receivable...................................    (424)   1,525   (3,946)
   Prepaid expenses and other current assets.............    (523)      77      163
   Accounts payable......................................    (226)  (1,048)    (812)
   Accrued expenses......................................   1,505      399      578
   Reserve for distributor inventories...................      --     (120)      --
   Deferred revenue......................................     762      970    2,189
                                                          -------  -------  -------
     Net cash used in operating activities...............  (3,714)  (7,040)  (2,019)
                                                          -------  -------  -------
Cash Flows from Investing Activities:
 Decrease (increase) in other assets and deposits........    (279)      44      (24)
 Purchase of property and equipment, net.................    (278)    (803)  (1,072)
 Restricted cash to secure facility lease................      --   (1,069)      --
                                                          -------  -------  -------
     Net cash used in investing activities...............    (557)  (1,828)  (1,096)
                                                          -------  -------  -------
Cash Flows from Financing Activities:
 Net proceeds from sale of common stock and
   warrants to purchase common stock.....................   4,863       --   10,961
 Exercise of warrants....................................      12       --       --
 Exercise of common stock options........................       9      678      631
 Sale of stock under the Employee Stock Purchase Plan....      43      130      143
 Principal repayments on obligations under capital lease.      --       --      (10)
                                                          -------  -------  -------
     Net cash provided by financing activities...........   4,927      808   11,725
                                                          -------  -------  -------
 Effect of exchange rates on cash and cash equivalents...    (326)     556      330
                                                          -------  -------  -------
Net Increase (Decrease) in Cash and Cash Equivalents.....     330   (7,504)   8,940
Cash and Cash Equivalents, beginning of year.............   9,437   16,941    8,001
                                                          -------  -------  -------
Cash and Cash Equivalents, end of year................... $ 9,767  $ 9,437  $16,941
                                                          =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                            (amounts in thousands)



                                                       Years ended December 31,
                                                       ------------------------
                                                         2001       2000   1999
                                                       -------     ------  ----
   Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest........................................ $     4     $    7  $16
                                                       =======     ======  ===
      Income taxes.................................... $     5     $    8  $--
                                                       =======     ======  ===
   Non-Cash Investing and Financing Activities:
      Exchange of warrants for notes payable.......... $    --     $  800  $--
                                                       =======     ======  ===
      Issuance of warrants under Exchange Agreement
        Initial valuation............................. $    --     $1,910  $--
        Reclass of warrants to equity upon exercise...     (37)      (375)  --
        Reclass of warrants to equity upon
          amendment of warrant agreements.............  (1,934)        --   --
                                                       -------     ------  ---
                                                       $(1,971)    $1,535  $--
                                                       =======     ======  ===



  The accompanying notes are an integral part of these consolidated financial statements.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (amounts in thousands, except share and per-share data)


(1)  Operations and Significant Accounting Policies

   ON Technology Corporation was incorporated in Delaware in 1985.

   ON Technology Corporation and its subsidiaries ("ON" or the "Company") provide remote software management solutions for desktops, mobile PCs, handhelds, servers, retail Point-of-Sale (POS) devices, and banking workstations. The Company's principal product, ON Command CCM(TM), or CCM, is used by enterprise IT organizations and service providers to remotely manage and rapidly deliver business-critical software over corporate networks. The Company's products are designed to reduce operational costs while enhancing both IT and end-user productivity.

   The Company incurred net losses of approximately $5,645, $9,436 and $1,999 during the years ended December 31, 2001, 2000 and 1999, respectively. The Company has an accumulated deficit of $72,775 as of December 31, 2001. The Company is subject to the risks and challenges similar to other technology-based companies. These risks include, but are not limited to, successful development and marketing of products, the ability to obtain adequate financing to support growth and future operations and competition from substitute products and larger companies with greater financial, technical, management and marketing resources.

   The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the notes to the consolidated financial statements.

  Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of ON Technology Corporation and its wholly owned subsidiaries: ON Technology U.K. Limited, a corporation organized under the laws of England; Wilma 96 Vermogensverwaltungs, a German GmbH; ON Technology Geschaftsfuhrungs GmbH; and ON Technology France SRL. All significant intercompany transactions and balances have been eliminated in consolidation.

  Management Estimates and Uncertainties

   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The Company's more significant estimates relate to the establishment of accounts receivable reserves and the provision for income taxes and related tax balance sheet accounts.

  Revenue Recognition

   The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 97-2, Software Revenue Recognition. Software license revenue principally consists of revenue earned under perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement. Revenue under such arrangements, which may include multiple software products and services sold together, are allocated to each element based on the residual method in accordance with SOP No. 98-9, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence of fair value for professional services, training and maintenance and support services, based on the price charged when these elements were sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)


   The Company also sells products to resellers. There is generally no contractual right of return nor has the Company in practice historically permitted returns notwithstanding the contractual arrangement. The Company typically does not ship products to resellers until an end user is identified, at which point the Company recognizes revenue under the arrangement. The Company provides for returns based on historical experience.

   The Company provides for an allowance for accounts receivable amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on historical write-off experience and management's evaluation of the customers in the receivable portfolio. While management believes the allowance is adequate, if financial condition of the Company's customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

   Service revenue from time and expense contracts and consulting and training revenue are generally recognized as the related services are performed.

   Amounts billed in excess of revenue recognized related to services and maintenance are reflected as deferred revenue in the accompanying consolidated balance sheets.

  Cash and Cash Equivalents and Restricted Cash

   Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less. Cash equivalents consist principally of money market investments. Restricted cash represents the minimum cash balance requirement that the Company has with its financial institution related to the Company's $1,069 outstanding letter of credit guarantee securing the Company's lease obligations on its Waltham, Massachusetts' facility, which expires on December 31, 2002.

  Fair Value of Financial Instruments

   The Company's financial instruments consist of cash equivalents, accounts receivable, accounts payable, letter of credit, notes payable and warrant liability. The estimated fair values of these financial instruments approximate their carrying values at December 31, 2001 and 2000. The estimated fair values have been determined through information obtained from market sources and management estimates.

  Depreciation and Amortization

   The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, using the straight-line method, as follows:

                                               Estimated
                     Asset Classification     Useful Life
                     --------------------    -------------
                     Computers and equipment     1-4 Years
                     Furniture and fixtures.     4-5 Years
                     Leasehold improvements. Life of lease

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)


  Impairment of Long-Lived Assets

   The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. At each occurrence of a triggering event or change in circumstances, the Company evaluates the realizability of long-lived assets based on profitability expectations, using the undiscounted cash flow method, for each subsidiary having a material long-lived assets balance. If an impairment is indicated, the related long-lived assets are written down to their estimated fair value. Factors that management considers in performing this evaluation include current operating results, trends and prospects, product demand, competition and other economic factors, both domestic and international. Based on its most recent analysis, the Company believes that no impairment of long-lived assets exists at December 31, 2001.

  Software Development Costs

   Costs incurred in the development of computer software to be sold have been expensed as research and development costs in the accompanying consolidated statements of operations, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. The costs incurred subsequent to the attainment of technological feasibility in 2001, 2000 and 1999 are insignificant and accordingly have been charged to research and development expense.

  Foreign Currency Translation

   The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at the reporting date in accordance with SFAS No. 52, Foreign Currency Translation, while stockholders' equity (deficit) is translated at historical rates. Statement of operations and cash flow amounts are translated using average exchange rates in effect during each period. The resultant translation adjustment is reflected as a change to accumulated other comprehensive loss.

   During the years ended December 31, 2001, 2000 and 1999, the Company incurred a net foreign exchange loss of $649, $196 and $16, respectively, primarily resulting from revaluing intercompany loans to foreign subsidiaries and U.S. dollar-denominated debt at a foreign subsidiary. This amount is included in other income (loss), net in the accompanying consolidated statements of operations. As of December 31, 2001, the Company had not entered into any foreign currency contracts to hedge this exposure.

  Off-Balance-Sheet and Concentration of Credit Risk

   The Company's financial instruments that subject the Company to credit risk concentration consist of cash equivalents and accounts receivable. The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with two highly rated financial institutions. The Company's accounts receivable credit risk is not concentrated within any geographic area. The Company recorded revenue of greater than 10% of total

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)

revenue for the years ended December 31, 2001, 2000 and 1999 and had significant accounts receivable balances at December 31, 2001 and 2000, from the following customers:

                                           2001
                                    -----------------
                                             Accounts
                                    Revenue Receivable
                                    ------- ----------
                         Customer A  13.1%     *
                         Customer B  **        *
                         Customer C  **        11.2%

                                           2000
                                    -----------------
                                             Accounts
                                    Revenue Receivable
                                    ------- ----------
                         Customer A  17.7%     12.1%
                         Customer B  **        16.2%
                         Customer C  **        *

                                      1999
                                     -------
                                     Revenue
                                     -------
                          Customer A  14.2%
                          Customer B  **
                          Customer C  **

       -
       * Accounts receivable from this customer were less than 10% of the Company's total accounts receivable at the applicable period-end.

       ** Revenue derived from this customer were less than 10% of the Company's total revenue for the applicable year.

  Loss per Share

   The Company calculates loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period.
Diluted loss per share is the same as basic loss per share for all periods presented since the effect of stock options and warrants would be anti-dilutive.

   Anti-dilutive securities, which consist of stock options and warrants, that were not included in diluted loss per share, were 5,588,136, 1,825,833, and 1,093,250 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Comprehensive Loss

   The Company has disclosed comprehensive loss for all periods presented in the accompanying consolidated statements of stockholder's equity and comprehensive loss. The Company's only item of other comprehensive loss relates to cumulative translation adjustment, and is presented separately on the balance sheet as required.

  Stock-Based Compensation

         SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)

compensation for employees under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provides additional footnote disclosure as required under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in the consolidated statement of operations.

  Accounting for Derivative Instruments

   On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The adoption of SFAS No. 133, as amended, did not have any material impact on the Company's financial position or results of operations.

  Reclassifications

   Certain prior-year balances have been reclassified to conform to current-year presentations.

  Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Accounting for Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition. In addition, under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). As of December 31, 2001, all of the Company's intangible assets and goodwill associated with acquisitions were fully amortized. As a result, the adoption of SFAS No. 142 on January 1, 2002, had no current impact on the Company's financial position or results of operations.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for the Company on January 1, 2002. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means.

   In November 2001, the EITF issued Topic No. D-103 (Topic D-103) relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to the cost of CCM and related service and maintenance revenue in the consolidated statements of operations to offset costs incurred. The Company will adopt Topic D-103 in financial reporting periods beginning after December 31, 2001 and comparative financial statements for prior periods will be reclassified to comply with this guidance.

   The Company does not expect the adoption of SFAS No. 144 and Topic D-103 to have a material impact on its financial position, results of operations and cash flows.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)


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

   As a result, the Company entered into a license agreement with MMI effective as of June 30, 2000, which, among other things, terminated the previously negotiated sale arrangement and provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code). The Company received quarterly royalty payments, subject to certain minimums, from MMI in connection with the exclusive license. All fees were recognized as earned. On June 29, 2001, MMI exercised its buyout option for the remaining minimum payments plus an additional fee. As a result of the buyout, there will be no future payments under this agreement. The Company has recognized the royalty fees as earned ($568 and $236 for the years ended December 31, 2001 and 2000, respectively) in other revenue in the accompanying consolidated statements of operations.

   Additionally, the license agreement provided for the sale of certain assets and the assumption of certain liabilities related to the Meeting Maker business. As a result, the Company recognized a gain of $458, net of related transaction costs, in the quarter ended September 30, 2000. This gain was included in other income (loss), net in the accompanying consolidated statement of operations

(3)  Income Taxes

   The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates in effect when these differences are expected to reverse. In the years ended December 31, 2001 and 2000, the Company's tax provision primarily resulted from foreign income. For the year ended December 31, 1999, the Company incurred a significant operating loss for tax purposes and, as a result, no tax provision was recorded.

   The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                                2001      2000     1999
                               -------  --------  -------
                      Domestic $(9,249) $(12,655) $(4,161)
                      Foreign.   3,680     3,639    2,162
                               -------  --------  -------
                               $(5,569) $ (9,016) $(1,999)
                               =======  ========  =======

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)


   The components of the provision for income taxes are as follows:

                                      2001   2000 1999
                                      -----  ---- ----
                          Current
                             Federal. $  --  $ -- $ --
                             State...    --    --   --
                             Foreign.   942   420   --
                                      -----  ---- ----
                                        942   420   --
                          Deferred
                             Federal.    --    --   --
                             State...    --    --   --
                             Foreign.  (866)   --   --
                                      -----  ---- ----
                                         --    --   --
                                      -----  ---- ----
                                      $  76  $420 $ --
                                      =====  ==== ====

   The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:

                                                 2001      2000
                                               --------  --------
              Depreciation.................... $    684  $    483
              Reserves and accruals...........      610     1,180
              Intangible assets...............    2,171     2,588
              Other...........................      (56)      (24)
              Net operating loss carryforwards   19,735    15,551
                                               --------  --------
                                                 23,144    19,778
              Less: Valuation allowance.......  (22,278)  (19,778)
                                               --------  --------
              Net deferred tax asset.......... $    866  $     --
                                               ========  ========

   The Company has recorded a valuation allowance of $22,278 as of December 31, 2001, due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on its estimates of taxable income by jurisdiction in which the Company operates and the period over which its deferred tax assets will be recoverable. The Company believes that it is more likely than not that the remaining net deferred tax asset will be realized as it relates to certain tax benefits of the Company's foreign subsidiary, which as of December 31, 2001 has now demonstrated a current strong earnings history.

   As of December 31, 2001, the Company has available federal and foreign net operating loss carryforwards of approximately $42,933 and $8,988, respectively. These carryforwards expire through 2021 and are subject to review and possible adjustment by the Internal Revenue Service and other local taxing authorities. The Tax Reform Act of 1997 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)


   A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                              2001    2000    1999
                                              -----   -----   -----
          Federal statutory rate............. (34.0%) (34.0%) (34.0%)
          State taxes, net of federal benefit  (6.2%)  (6.2%)  (6.2%)
          Foreign taxes......................   0.6%    5.4%     --
          Permanent and other items..........  (1.1%)    --      --
          Increase in valuation allowance....  42.1%   30.1%   40.2%
                                              -----   -----   -----
          Effective tax rate.................   1.4%    4.7%     --
                                              =====   =====   =====

(4)  Letter of Credit

   As of December 31, 2001 and 2000, the Company has a $1,069 letter of credit guarantee outstanding securing its Waltham, Massachusetts leased facility, which expires in 2002. The Company is required to maintain a cash balance of $1,069 as collateral for this guarantee. This amount is shown as restricted cash as of December 31, 2001 and 2001 in the accompanying consolidated financial statements. At December 31, 2001 and 2000, the Company had no line of credit arrangement.

(5)  Commitments and Contingencies

  Leases

   The Company conducts its operations in leased facilities under operating leases expiring at various times through 2005. Additionally, the Company has acquired certain furniture and fixtures as well as computer equipment under certain operating leases. These leases also expire at various times through 2003.

   The approximate minimum annual lease payments under the operating leases are as follows:

                                                             Operating
                                                              Leases
                                                             ---------
         2002...............................................  $1,108
         2003...............................................     260
         2004...............................................     240
         2005...............................................     140
                                                              ------
         Total (reduced by minimum sublease rentals of $256)  $1,748
                                                              ======

   Total rental expense included in the accompanying consolidated statements of operations for the years ended December 31, 2001, 2000, and 1999, was $1,651, $1,415, and $1,290, respectively. The rent expense in 2001 and 2000 is net of sublease income of $234 and $173, respectively. This sublease is coterminous with the Company's Waltham, Massachusetts' facility lease, expiring in December 2002.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)

  Royalties

   The Company has entered into several software license agreements. Some agreements provide the Company with exclusive licenses to distribute certain software products in several countries. The Company is required to pay royalties on all related sales based on a percentage of the sale, subject to a floor. For these agreements, no minimum royalties are payable unless a product is sold. The Company has another agreement to incorporate third party technology in its product. This agreement requires payment of approximately $692 in four equal installments of $173 for unlimited use of the technology in our product for a period of approximately three years. The remaining obligation as of December 31, 2001 was approximately $519. The Company is amortizing the total cost of this royalty over the life of the agreement. Total royalty expense included in the accompanying consolidated statements of operations for the years ended December 31, 2001, 2000, and 1999 was $712, $363, and $413,
respectively.

  Litigation

   From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current or pending litigation to which the Company is or may be a party that the Company believes could materially adversely affect the Company's financial statements.

(6)  Stockholders' Equity

  Common Stock

   The Company has 30,000,000 authorized shares of common stock, $0.01 par value, of which 22,581,533 shares were issued at December 31, 2001.

  Preferred Stock

   The Company has 2,000,000 authorized shares of preferred stock, which may be issued from time to time in one or more series. The Company's Board of Directors has authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or preventing a change in control of the Company. The Company has not issued any shares of preferred stock as of December 31, 2001.

  Private Placement

   On October 25, 2001, the Company closed a private placement of $5,000 of common stock with four inter-related institutional investors. The Company issued the investors 6,024,096 shares of common stock at a purchase price of $0.83 per share based on the prior market close. Under the terms of the purchase agreement, the investors have the right to appoint one member of the Company's Board of Directors and the Company must use commercially reasonable efforts to take all actions reasonably required to register under the Securities Exchange Act of 1933 the shares of common stock acquired by the investors. The use of proceeds will be for sales expansion, marketing programs to improve product branding, and accelerating research and development efforts.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)

   On December 30, 1999, the Company closed a $12,000 private placement of common stock and warrants to two institutional investors. In total, the investors purchased 1,029,674 shares of the Company's common stock at a price of $11.65 per share and received warrants to purchase 514,838 shares of the Company's common stock at an exercise price of $15.15 per share, which were subject to adjustment as described below (the Initial Warrants). Each investor also received warrants to purchase additional shares of common stock (the Additional Warrants) exercisable solely upon the occurrence of certain events, as defined. The Additional Warrants expired under the original terms.

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

   As a result of this, the Company entered into an Exchange Agreement with the parties on December 18, 2000, under which the institutional investors agreed to exchange the Initial Warrants for new warrants to purchase up to a total of 2,800,000 shares of the Company's common stock for $0.01 per share and for contingent promissory notes from the Company totaling $1,000. The warrants to purchase common stock had a contractual life of approximately four years, expiring December 31, 2004. The principal of the notes, subject to certain conditions, in addition to interest (payable at 9%) was due and payable on December 31, 2001. As the Company maintained an effective registration statement and the average closing price for shares of the Company's common stock on the last 20 days of the year exceeded $3.00 per share, the notes were cancelled. The Company had recorded the notes payable issued as part of the exchange for the outstanding warrants at fair value in the accompanying consolidated financial statements. The Company recognized the corresponding change in fair value of income of $875 and an expense of $75 as other expense in the Company's consolidated statements of operations for the years ended December 31, 2001 and 2000, respectively.

   In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the Company had determined that these outstanding warrants to purchase 2,800,000 shares of the Company's common stock should be designated as a liability as a result of warrant holders having rights that rank higher than common stockholders. As required by the Exchange Agreements, ON filed a registration statement on Form S-3 covering the resale of the Warrant Shares, which registration statement had been declared effective by the Securities and Exchange Commission (SEC). If such registration statement were not available for resales of the Warrant Shares during the two-year period commencing with its effective date for any reason outside of the control of the Investors, ON would have had to pay each institutional investor a penalty in an amount equal to $7.5 for each day such registration statement is not effective. Accordingly, the outstanding warrants were recorded at fair value, as determined by the Black-Scholes Option Pricing model, at each exercise and reporting period date with any changes in the fair value included in the results of operations. On December 18, 2000, the Company calculated the fair value of these warrants, using the Black-Scholes option pricing model, at $1,910 and recorded a corresponding liability. On December 22, 2000, the warrant holders exercised approximately 672,000 warrants. On December 31, 2000, the warrants were revalued again using the Black-Scholes pricing methodology. The Company recognized $548 related to a gain in the valuation of the warrants, which is included in other income (loss) in the Company's consolidated statements of operations for the year ended December 31, 2000.

   On June 28, 2001, the Company entered into amendments to the Exchange Agreements with both institutional investors which, among other things, deleted the covenants requiring the Company to maintain the effectiveness of registration statements on Form S-3 covering the resale of the New Warrant Shares and replaced such covenants with covenants requiring the Company to use best efforts to take all actions reasonably required

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)

to maintain the effectiveness of such registration statement(s) and deleted all financial penalties for failure to maintain the effectiveness of such registration statement(s). As a result of the amendment to the Exchange Agreements, the warrants meet the criteria of equity instruments in accordance with EITF Issue No. 00-19. Therefore, on June 28, 2001, the amounts classified as a liability of $1,934 were reclassified to additional paid-in capital in the Company's accompanying condensed consolidated balance sheets. Prior to these amendments, the Company had calculated the fair value of the warrants, using the Black-Scholes Option Pricing model, and had recorded a net increase in fair value during the year ended December 31, 2001 of $984 as a charge to other income (loss), net in the accompanying consolidated statement of operations.

   The average assumptions used in the above calculations were:

              ---------------------------------------------------
              Term                      Approximately 4 years
              ---------------------------------------------------
              Volatility                Approximately 143%
              ---------------------------------------------------
              Dividend Yield            0%
              ---------------------------------------------------
              Risk Free Interest Rate   Approximately 6.00%
              ---------------------------------------------------

  Additional Warrants

   On January 31, 2000, the Company granted 25,000 warrants to a consultant as partial payment for recruiting services rendered. These warrants were fully vested at the grant date and had an exercise price of $11.25. The warrants expire on January 31, 2003. As this was for services rendered, the Company recorded $210 of compensation expense relating to these warrants in 2000.

(7) Stock Option Plans

   In July 1992, the Company adopted the 1992 Employee and Consultant Stock Option Plan (the Plan). Pursuant to the Plan, as amended, the Company may grant to employees and consultants of the Company statutory and non-statutory stock options to purchase up to 7,000,000 shares of common stock as amended. Typically employee grants are made at market and vest over a four-year term. Options expire ten years from the date of grant. Consultants may receive options with shorter vesting periods or below market exercise prices.

   The Company's 1995 Directors Stock Option Plan (the "Director's Plan") was adopted on May 18, 1995 and provides for the granting of options to purchase up to 200,000 shares of common stock to directors who are not employees of the Company.

   As of December 31, 2001, an additional 1,804,983 shares were available under the Company's stock option plans for future grants.

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)

   Stock option activity for the option plans was as follows:

                                                         Weighted
                                                         Average
                                           Number of  Exercise Price
                                            Shares      Per Share
                                           ---------  --------------
            Outstanding, December 31, 1998 2,290,230      $2.45
               Granted....................   879,000       3.28
               Exercised..................  (320,373)      1.97
               Terminated.................  (875,845)      2.71
                                           ---------      -----
            Outstanding, December 31, 1999 1,973,012       2.78
               Granted.................... 2,276,391       6.02
               Exercised..................  (647,447)      1.05
               Terminated.................  (627,801)      3.26
                                           ---------      -----
            Outstanding, December 31, 2000 2,974,155       5.53
               Granted.................... 1,269,750       1.26
               Exercised..................   (11,500)      0.82
               Terminated.................  (866,827)      3.08
                                           ---------      -----
            Outstanding, December 31, 2001 3,365,578      $4.56
                                           =========      =====
            Exercisable, December 31, 2001 1,117,979      $4.53
                                           =========      =====
            Exercisable, December 31, 2000   751,050      $3.18
                                           =========      =====
            Exercisable, December 31, 1999   539,587      $2.64
                                           =========      =====

   The following table presents weighted average price and remaining contractual life information about significant option groups outstanding and exercisable at December 31, 2001.

                             Options Outstanding              Options Exercisable
                   --------------------------------------- --------------------------
                                 Weighted
                                 Average
                                Remaining      Weighted                   Weighted
    Range of         Number    Contractual     Average       Number       Average
 Exercise Prices   Outstanding Life (years) Exercise Price Exercisable Exercise Price
-----------------  ----------- ------------ -------------- ----------- --------------
$  0.75 --  $ 1.25    386,325      9.23         $ 0.85         49,687          $ 1.09
   1.44 --    2.00    957,226      8.17           1.52        240,311           1.68
   2.06 --    2.94    563,689      7.68           2.45        280,648           2.44
   3.13 --    3.81    550,491      7.79           3.68        288,760           3.57
   6.31 --    6.31     14,000      7.78           6.31          5,562           6.31
  10.56 --   12.00    893,847      8.08          11.27        253,011          11.28
                    ---------      ----         ------      ---------          ------
                    3,365,578      8.12         $ 4.56      1,117,979          $ 4.53
                    =========      ====         ======      =========          ======

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)



   The following table presents the weighted average fair value of the options at the date of grant for all options granted during the year and the assumptions used in the calculation:

                                                     2001   2000   1999
                                                     -----  -----  -----
      Risk-free interest rate.......................  4.88%  6.20%  5.78%
      Dividend yield................................    --     --     --
      Expected lives................................     7      7      7
      Volatility....................................   136%   145%   131%
      Weighted average fair value per share of grant $1.17  $5.99  $3.10

   Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been further reduced to the following pro forma amounts:

                                                    2001      2000     1999
                                                   -------  --------  -------
  Net Loss............................ As Reported $(5,645) $ (9,436) $(1,999)
                                         Pro Forma $(8,304) $(13,048) $(3,224)
  Basic and Diluted Net Loss Per Share As Reported $ (0.34) $  (0.67) $ (0.16)
                                         Pro Forma $ (0.51) $  (0.92) $ (0.26)

   On October 21, 1999, the Company granted to three individual consultants stock options to purchase a total of 100,000 shares of the Company's common stock. These grants vested ratably on a quarterly basis over a one-year period, which corresponded to the contractual life of the consulting relationship. In accordance with SFAS No. 123 and EITF Issue No. 96-18, the Company calculated the fair value of these options, at the date of grant, and, additionally, re-measured the compensation expense at each interim reporting period date during the vesting period, using the Black-Scholes option pricing model, with average assumptions of approximately 127% for volatility, 0% for the dividend yield and a risk-free interest rate of approximately 5.9% at the date of grant. The Company recognized compensation expense of $82 and $156 during the years ended December 31, 1999 and 2000, respectively.

   On February 1, 2000, the Company granted to a consultant a stock option to purchase a total of 125,000 shares of the Company's common stock. This option vested ratably on a monthly basis over a one-year period, which corresponded to the contractual life of the consulting relationship. In accordance with SFAS No. 123 and EITF Issue No. 96-18, the Company calculated fair value of these options, at the date of grant, and, additionally, re-measured the compensation expense at each interim reporting period date during the vesting period, using the Black-Scholes option pricing model, with average assumptions of approximately 130% for volatility, 0% for the dividend yield and a risk-free interest rate of approximately 6.2% at the date of grant. The Company recognized compensation expense of $284 and $1 during the years ended December 31, 2000 and 2001, respectively.

   On December 28, 2000, the Company granted to an officer fully vested options to purchase 300,000 shares of the Company's common stock at an exercise price of $0.10 per share. On December 28, 2000, the Company advanced the officer $30 to cover the exercise price, which was repaid in February 2001. Additionally, the officer entered into a stock restriction agreement under which the officer is subject to the certain restrictions that lapse through February 2004, regarding the resale of the common stock issued upon exercise of the stock options to the Company, as defined. The advance is included in prepaids and other current assets as of December 31, 2000, in the accompanying consolidated balance sheets. The excess of the fair market value of the Company's common stock over the exercise price of the options on the date of the grant, totaling $97, had been classified as deferred

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)

stock-based compensation and included as a component of stockholders' equity in the accompanying consolidated financial statements. The Company recognized compensation expense of $32 during the year ended December 31, 2001.

   On January 29, 2001, the Company granted to a consultant stock options to purchase a total of 35,000 shares of the Company's common stock. This option vested ratably over a six-month period, which conformed to the initial term of the contractual life of the consulting relationship. In accordance with SFAS No. 123 and EITF Issue No. 96-18, the Company calculated fair value of these options, at the date of grant, and, additionally, re-measured the compensation expense at each interim reporting period date during the vesting period, using the Black-Scholes option pricing model, with average assumptions of approximately 145% for volatility, 0% for the dividend yield and a risk-free interest rate of approximately 4% at the date of grant. The Company recognized compensation expense of $15 during the year ended December 31 2001.

   The Company also recorded other compensation charges of $24 and $20 for employee arrangements for the years ended December 31, 2001 and 2000, respectively.

   Additionally, in 2000, the Company recorded $22 in compensation cost offset against the Meeting Maker gain as a result of accelerating the vesting period for employees affected by the licensing of the product line to Meeting Maker, Inc.

  Employee Stock Purchase Plan

   On May 18, 1995, the Company adopted the 1995 Employee Stock Purchase Plan pursuant to which up to 1,000,000 shares of common stock may be issued. The plan consists of semiannual offerings commencing on the first day the Company's common stock was publicly traded and each subsequent offering commencing on January 1 and July 1 of each year. The maximum number of shares of common stock that may be purchased by an employee is determined on the first day of each offering period, as defined. The price at which the shares are purchased is the lower of 85% of the closing price on the first or last day of the offering period. As of December 31, 2001, an additional 576,000 shares were available under the plan for future purchase. During 2001, 2000, and 1999, the Company issued 68,000, 144,000, and 122,000, respectively, under the plan.

(8)  401(k) Plan

   In 1994, the Company established a plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan) covering all eligible employees, as defined. Participants in the 401(k) Plan may not contribute more than the lesser of specified statutory amount or 15% of his or her pretax total compensation. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company. The Company made no contributions during 2001, 2000, and 1999.

(9)  Accrued Expenses

   Accrued expenses consisted of the following:

                                                2001   2000
                                               ------ ------
                   Payroll and payroll related $1,842 $1,251
                   Taxes payable..............  1,692    837
                   Other......................    811    802
                                               ------ ------
                                               $4,345 $2,890
                                               ====== ======

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)

(10)  Segment Reporting

   The Company operated as one segment for 2001. Prior to June 30, 2000, the Company had two reportable segments: Desktop Management and Groupware. Management had organized the segments based on differences in products and services because each segment required different technology and marketing strategies. The Desktop Management segment included the ON Command CCM product line, which developed, marketed and supported enterprise desktop management products. The Groupware segment developed, marketed and supported real-time group scheduling products. Since June 30, 2000, information with respect to the Groupware segment is not included in the accompanying consolidated statements of operations (see Note 2 for a discussion of the disposition of the Groupware business).

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluated segment performance based on gross margin from operations and did not capture segment net income (loss) or segment assets.

   The following table illustrates segment-operating data for prior years:

                                               Desktop
                                              Management Groupware  Total
                                              ---------- --------- -------
      2000
      Net CCM and related products...........  $16,073    $   --   $16,073
      CCM and related service and maintenance    6,633        --     6,633
      Other..................................      236        --       236
      Revenue--MMI...........................       --     3,405     3,405
                                               -------    ------   -------
      Total revenue..........................   22,942     3,405    26,347
      Cost of revenue........................    4,356        75     4,431
                                               -------    ------   -------
      Gross margin...........................   18,586     3,330    21,916
      1999
      Net CCM and related products...........  $17,993    $   --   $17,993
      CCM and related service and maintenance    5,524        --     5,524
      Other..................................       --        --        --
      Revenue--MMI...........................       --     7,360     7,360
                                               -------    ------   -------
      Total revenue..........................   23,517     7,360    30,877
      Cost of revenue........................    4,786       645     5,431
                                               -------    ------   -------
      Gross margin...........................   18,731     6,715    25,446

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)


   The following table represents geographic information:

                                                     United
                                    United           Kingdom
                                    States  Germany and Other Elimination  Total
                                    ------- ------- --------- ----------- -------
2001
Revenue from unaffiliated customers $ 6,952 $16,303  $  963    $     --   $24,218
Transfers between geographic areas.      --     587      --        (587)       --
                                    ------- -------  ------    --------   -------
Total Revenue......................   6,952  16,890     963        (587)   24,218
Identifiable assets................  20,334  12,196   3,174     (15,588)   20,116
2000
Revenue from unaffiliated customers $ 9,286 $16,588  $  473    $     --   $26,347
Transfers between geographic areas.      --     612      --        (612)       --
                                    ------- -------  ------    --------   -------
Total Revenue......................   9,286  17,200     473        (612)   26,347
Identifiable assets................  23,361  11,960   1,793     (18,743)   18,371
1999
Revenue from unaffiliated customers $14,036 $16,695  $  146    $     --   $30,877
Transfers between geographic areas.   1,110      --      --      (1,110)       --
                                    ------- -------  ------    --------   -------
Total Revenue......................  15,146  16,695     146      (1,110)   30,877
Identifiable assets................  56,685   7,807   1,348     (39,052)   26,788

   Transfers between geographic areas are made on terms equivalent to an arms-length transaction.

(11)  Schedules of Valuation Reserves

   A summary of the accounts receivable reserves is as follows:

                              Balance,                                 Balance,
                              Beginning Charged to                      End of
                               of Year  Operations Write-offs  Other     Year
                              --------- ---------- ----------  -----   --------
 Year ended December 31, 1999  $  954     $   38     $1,026    $ --     $  666
 Year ended December 31, 2000  $  666     $1,788     $  397    $120(1)  $2,177
 Year ended December 31, 2001  $2,177     $   40     $1,147(2) $ --     $1,070

--------
(1) Relates to the reclassification of reserve for distributor inventories from current liabilities.
(2) Relates primarily to the write-off of one major customer that was fully reserved in 2000.

   A summary of accrued restructuring is as follows:

                             Balance,                                     Balance,
                             Beginning Charged to  Non-Cash      Cash      End of
                              of Year   Expense   Write-offs Expenditures   Year
                             --------- ---------- ---------- ------------ --------
Year ended December 31, 1999   $145       $--        $--         $(49)      $96
Year ended December 31, 2000   $ 96       $--        $--         $(51)      $45
Year ended December 31, 2001   $ 45       $--        $--         $(34)      $11

                  ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

            (amounts in thousands, except share and per-share data)


(12)  Selected Quarterly Information (unaudited)

                                                          1st      2nd      3rd      4th
                                                        Quarter  Quarter  Quarter  Quarter
2001                                                    -------  -------  -------  -------
Net CCM and related product revenue.................... $ 3,134  $ 3,450  $ 3,545  $ 5,059
CCM and related service and maintenance revenue........   1,985    1,847    2,164    2,466
Other revenue..........................................     118      450       --       --
Cost of CCM and related product revenue................     482      861      655    1,174
Cost of CCM and related service and maintenance revenue     282      277      265      260
Gross Profit...........................................   4,473    4,609    4,789    6,091
Income (loss) from operations..........................  (2,005)  (1,248)  (1,970)     228
Allocation to MMI......................................      --       --       --       --
Net Income (loss)......................................  (3,708)  (1,366)  (1,694)   1,123
Net income (loss) per share--Basic..................... $ (0.24) $ (0.09) $ (0.11) $  0.06
Net income (loss) per share--Diluted................... $ (0.24) $ (0.09) $ (0.11) $  0.05

                                                          1st      2nd      3rd      4th
                                                        Quarter  Quarter  Quarter  Quarter
2000                                                    -------  -------  -------  -------
Net CCM and related product revenue.................... $ 2,669  $ 3,057  $ 5,320  $ 5,027
CCM and related service and maintenance revenue........   1,440    1,641    1,652    1,900
Revenue--MMI...........................................   1,609    1,796       --       --
Other revenue..........................................      --       --      118      118
Cost of CCM and related product revenue................     678      649    1,092    1,043
Cost of CCM and related service and maintenance revenue     184      237      216      257
Cost of revenue--MMI...................................      34       41       --       --
Gross Profit...........................................   4,822    5,567    5,782    5,745
MMI operating expenses.................................     935    1,224       --       --
Loss from operations...................................  (2,665)  (2,689)  (1,314)  (2,391)
Allocation to MMI......................................    (640)    (531)      --       --
Net loss...............................................  (3,125)  (3,094)    (755)  (2,462)
Net loss per share--Basic and Diluted.................. $ (0.22) $ (0.22) $ (0.05) $ (0.17)

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

Exhibit No. Exhibit Title
----------- -------------

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

  10.20.+   Asset Purchase Agreement by and between ON Technology Corporation and Elron Software, Inc.
              dated October 29, 1997, incorporated by reference to the exhibit to the Company's Report on
              Form 8-K as filed on January 9, 1998.

  10.21+    Securities Purchase Agreement by and among ON Technology Corporation, Castle Creek
              Technology Partners LLC and Marshall Capital Management Inc. dated December 29, 1999, incorporated by reference to the exhibits to the company's Report on Form 8-K as filed on
              January 3, 2000.

  10.22+    ON Technology Corporation Stock Purchase Warrant dated December 29, 1999, incorporated by reference to the exhibits to the Company's Report on Form 8-K as filed on January 3, 2000.

  10.23+    ON Technology Corporation Stock Purchase Warrant (Reset) dated December 29, 1999 incorporated by reference to the exhibits to the Company's Report on Form 8-K as filed on
              January 3, 2000.

  10.24+    Registration Rights Agreement by and among ON Technology Corporation, Castle Creek LLC and
              Marshall Capital Management Inc. dated December 29, 1999, incorporated by reference to the exhibits to the Company's Report on Form 8-K as filed on January 3, 2000.

  10.25+    Exchange Agreement by and between ON Technology Corporation and Castle Creek Technology
              Partners LLC dated December 18, 2000, incorporated by reference to the exhibits to the
              Company's Report on Form 8-K as filed on December 21, 2000.

Exhibit No. Exhibit Title
----------- -------------

  10.26+    Exchange Agreement by and between ON Technology Corporation and Marshall Capital
              Management, Inc. dated December 18, 2000, incorporated by reference to the exhibits to the
              Company's Report on Form 8-K as filed on December 21, 2000.

  10.27+    ON Technology Corporation Common Stock Purchase Warrant dated December 18, 2000 issued to Castle Creek Technology Partners LLC, incorporated by reference to the exhibits to the
              Company's Report on Form 8-K as filed on December 21, 2000.

  10.28+    ON Technology Corporation Common Stock Purchase Warrant dated December 18, 2000 issued to Marshall Capital Management, Inc, incorporated by reference to the exhibits to the
              Company's Report on Form 8-K as filed on December 21, 2000.

  10.29+    Promissory Note in the principal amount of $500,000 issued by ON Technology Corporation to
              Castle Creek Technology Partners LLC, incorporated by reference to the exhibits to the
              Company's Report on Form 8-K as filed on December 21, 2000.

  10.30+    Promissory Note in the principal amount of $500,000 issued by ON Technology Corporation to
              Marshall Capital Management, Inc, incorporated by reference to the exhibits to the Company's
              Report on Form 8-K as filed on December 21, 2000.

  10.31+    Mutual General Release between ON Technology Corporation and Castle Creek Technology
              Partners LLC, incorporated by reference to the exhibits to the Company's Report on Form 8-K as filed on December 21, 2000.

  10.32+    Mutual General Release between ON Technology Corporation and Marshall Capital Management,
              Inc, incorporated by reference to the exhibits to the Company's Report on Form 8-K as filed on
              December 21, 2000.

  10.33+*   Stock Restriction Agreement between ON Technology Corporation and Robert L. Doretti, incorporated by reference to exhibit 10.33 to the Company's Annual report on Form 10-K for the year ended December 31, 2000

  10.34+*   Consulting Agreement between ON Technology Corporation and Robert L. Doretti, incorporated by reference to exhibit 10.34 to the Company's Annual report on Form 10-K for the year ended
              December 31, 2000

  10.35+    Amendment to Exchange Agreement, Securities Purchase Agreement and Registration Rights
              Agreement between On Technology Corporation and Marshall Capital Management, Inc.,
              Company, incorporated by reference to exhibit 10.1 to the Company's Quarterly report on Form
              10-Q for the quarter ended June 30, 2001.

  10.36+    Amendment to Exchange Agreement, Securities Purchase Agreement and Registration

            Rights Agreement between On Technology Corporation and Castle Creek Technology Partners,
              LLC, Company, incorporated by reference to exhibit 10.1 to the Company's Quarterly report on
              Form 10-Q for the quarter ended June 30, 2001.

  10.37+    Purchase agreement by and among ON Technology Corporation, Special Situations Fund III, L.P.,
              Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special
              Situations Technology Fund, L.P., dated October 24, 2001, incorporated by reference to exhibit
              99.1 to the Company's current Report on Form 8-K, filed with the Securities and Exchange commission on November 2, 2001

  10.38+    Registration Rights Agreement by and among ON Technology Corporation, Special Situations
              Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund,
              L.P., and Special Situations Technology Fund, L.P dated October 24, 2001, incorporated by reference to exhibit 99.2 to the Company's current Report on Form 8-K, filed with the
              Securities and Exchange commission on November 2, 2001.

Exhibit No.             Exhibit Title
-----------             -------------

   10.39+               Amended and Restated By-laws of ON Technology Corporation, incorporated by reference to
                          Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Reg. No. 33-92562)

   10.40+*              1995 Directors Stock Option Plan, as amended, incorporated by reference to exhibit 4.1 to the
                          Form S-8 filed on January 11, 2002

   10.41+               Stockholders Voting Agreement by and among ON Technology Corporation, Special Situations
                          Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund,
                          L.P., and Special Situations Technology Fund, L.P, effective as of November 28, 2001, incorporated by reference to exhibit 4.5 to the Company's Company's Registration Statement
                          on Form S-1/, filed with the Securities and Exchange commission on January 28, 2002.

   10.42*(greater than) Change of Control Agreement between ON Technology Corporation and Steven R. Wasserman.

   10.43*(greater than) Engagement Agreement between ON Technology Corporation and Harald Faulhaber

   21.0                 Subsidiaries of the registrant.

   23.1                 Consent of Arthur Andersen LLP.

   99.1                 Letter to Commission Pursuant to Temporary Note 3T

+ Previously filed
* Management contracts or compensatory plans or arrangements covering executive
officers or directors of ON   Technology Corporation.
(greater than) Agreement filed with this report