Form 10-K/A
period 2001-12-31
ON TECHNOLOGY CORP
filed 2002-04-01
CIK 925288

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-K/A

                         (Amendment No. 1 to Form 10-K)

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

         YES      X        NO  _______
              ---------

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

                                Explanatory Note

The sole purpose of this Amendment No. 1 is to correct the inadvertent omission of the signature page from the electronic transmission of the Annual Report on Form 10-K as originally filed on March 26, 2002 (the "Original Filing"). The omitted signature page follows on the next page.

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

                                      ON TECHNOLOGY CORPORATION



                                      /s/ Robert L. Doretti
                                      ---------------------------------------
Date: March 26, 2002                  Name:    Robert L. Doretti
                                      Title:   Chairman, President
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

                                     /s/ Steven R. Wasserman
                                     ----------------------------------------
Date: March 26, 2002                 Name:    Steven R. Wasserman
                                     Title:   Vice President of Finance
                                              and Chief Financial Officer

                                     /s/ Robert P. Badavas
                                     ----------------------------------------
Date: March 26, 2002                 Name:    Robert P. Badavas
                                     Title:   Director


                                     /s/ John Cassarini
                                     ----------------------------------------
Date: March 26, 2002                 Name:    John Cassarini
                                     Title:   Director


                                     /s/ Paul C. O'Brien
                                     ----------------------------------------
Date: March 26, 2002                 Name:    Paul C. O'Brien
                                     Title:   Director


                                     /s/ Louis J. Rupnik
                                     ----------------------------------------
Date: March 26, 2002                 Name:    Louis J. Rupnik
                                     Title:   Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ON TECHNOLOGY CORPORATION



                                     /s/ Steven R. Wasserman
                                     ------------------------------
Date: April 1, 2002                  Name:   Steven R. Wasserman
                                     Title:  Vice President of Finance
                                             and Chief Financial Officer