Form 10-Q
period 2002-03-31
ON TECHNOLOGY CORP
filed 2002-05-14
CIK 925288

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended 31 March 2002

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

                                 _____________

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            YES     X               NO _________
                                 --------

23,213,968 shares of the registrant's Common Stock, $0.01 par value, were outstanding as of May 1, 2002.

                        THIS DOCUMENT CONTAINS 29 PAGES.

                            ON TECHNOLOGY CORPORATION

                            FORM 10-Q, March 31, 2002

                                    CONTENTS

Item Number                                                           Page
-----------                                                           ----
                          PART I: FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
                  Balance sheet:
                   March 31, 2002 and December 31, 2001                  3
                  Statement of operations:
                   Three months ended March 31, 2002 and 2001            4
                  Statement of cash flows:
                   Three months ended March 31, 2002 and 2001            5
                  Notes to consolidated financial statements           6-9

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                10-26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     27

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                              28

Item 2.  Changes in Securities and Use of Proceeds                      28

Item 3.  Defaults Upon Senior Securities                                28

Item 4.  Submission of Matters to a Vote of Security Holders            28

Item 5.  Other Information                                              28

Item 6.  Exhibits and Reports on Form 8-K                               28

SIGNATURES                                                              29

Item 1:                     ON TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)
                                   (unaudited)

                                                                          March 31,      December 31,
                                                                            2002             2001
                                                                            ----             ----
Assets
Current Assets:
    Cash and cash equivalents                                          $    10,547     $       9,767
    Restricted cash                                                          1,069             1,069
    Accounts receivable, net of allowance
         of $992 and $1,070 respectively                                     4,509             5,964
    Prepaid expenses and other current assets                                1,080             1,016
    Deferred tax asset - current                                               423               433
                                                                       ------------    --------------
         Total current assets                                               17,628            18,249

Property and equipment, net                                                  1,051             1,006
Deferred tax asset - long term                                                 423               433
Other assets and deposits                                                      356               428
                                                                       ------------    --------------
         Total assets                                                  $    19,458     $      20,116
                                                                       ============    ==============

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                   $     2,274     $       2,435
    Accrued expenses                                                         3,576             4,345
    Deferred revenue - short term                                            4,578             4,754
                                                                       ------------    --------------
         Total current liabilities                                          10,428            11,534

Deferred revenue - long term                                                   197               ---
                                                                       ------------    --------------
         Total liabilities                                                  10,625            11,534
                                                                       ------------    --------------

Stockholders' Equity:
Preferred stock, $0.01 par value - 2,000,000 shares authorized -
         No shares issued and outstanding                                      ---               ---
Common stock, $0.01 par value -30,000,000 shares authorized -
         23,113,968 shares and 22,581,533 shares issued
         and outstanding, respectively                                         231               226
Additional paid-in capital                                                  81,078            80,768
Deferred stock-based compensation                                             (223)             (126)
Accumulated deficit                                                        (72,685)          (72,775)
Accumulated other comprehensive income                                         479               536
Treasury stock, 15,000 shares at cost                                          (47)              (47)
                                                                       ------------    --------------
         Total stockholders' equity                                          8,833             8,582
                                                                       ------------    -------------
         Total liabilities and stockholders' equity                    $    19,458     $      20,116
                                                                       ============    =============

      The accompanying notes are an integral part of these consolidated financial statements.

                            ON TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                     Three Months
                                                                    Ended March 31,
                                                                    ---------------
                                                                 2002              2001
                                                                 ----              ----
Revenue:
--------
Net CCM and related products                                   $     5,507    $      3,134
Service and maintenance                                              2,723           2,022
Other                                                                  ---             118
                                                                -----------    ------------
     Total revenue                                                   8,230           5,274

Cost of Revenue:
----------------
Cost of CCM and related products revenue                             1,162             482
Cost of service and maintenance revenue                                611             319
                                                                -----------    ------------
     Gross profit                                                    6,457           4,473

Operating expenses:
-------------------
Sales and marketing                                                  3,013           3,076
Research and development                                             1,977           2,167
General and administrative                                           1,075           1,235
                                                                -----------    ------------
     Income (loss) from operations                                     392          (2,005)
Interest income, net                                                     7              50
Other expense, net                                                    (104)         (1,753)
                                                                -----------    ------------
     Income (loss) before provision for income taxes                   295          (3,708)
Provision for income taxes                                             205             ---
                                                                -----------    ------------
     Net income (loss)                                         $        90    $     (3,708)
                                                                ===========    ============

Basic net income (loss) per share                              $       ---    $      (0.24)
                                                                ===========    ============

Diluted net income (loss) per share                            $       ---    $      (0.24)
                                                                ===========    ============

Number of common weighted average shares outstanding
- basic                                                         22,794,177      15,315,252
                                                                ===========    ============

Number of common weighted average shares outstanding
- diluted                                                       24,199,516      15,315,252
                                                                ===========    ============

   The accompanying notes are an integral part of these consolidated financial statements.

                            ON TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 Three Months
                                                                               Ended March 31,
                                                                               ---------------
                                                                          2002                2001
                                                                          ----                ----
Cash Flows from Operating Activities:
  Net income (loss)                                                    $       90            $   (3,708)
Adjustments to reconcile net income (loss) to net cash
  Provided by (used) in operating activities
  Depreciation and amortization                                               179                   264
  Non-cash charges associated with the revaluation of
      intercompany loans to foreign subsidiaries (Note 6)                     105                   665
  Amortization of deferred stock-based compensation                            21                    21
  Revaluation of notes payable                                                ---                  (110)
  Warrant liability revaluation                                               ---                 1,197
  Changes in assets and liabilities:
    Accounts receivable                                                     1,455                 1,896
    Prepaid expenses and other current assets                                 (63)                 (134)
    Accounts payable                                                         (161)                 (816)
    Accrued expenses                                                         (769)                 (235)
    Deferred revenue                                                           21                  (530)
                                                                       -----------           -----------
      Net cash provided by (used in) operating activities                     878                (1,490)
                                                                       -----------           -----------

Cash Flows from Investing Activities:
   Change in other assets and deposits                                         72                    ---
   Purchase of property and equipment, net                                   (225)                 (138)
                                                                       -----------           -----------
      Net cash used in investing activities                                  (153)                 (138)
                                                                       -----------           -----------

Cash Flows from Financing Activities:
   Proceeds from the exercise of stock options                                158                     9
   Proceeds from the sale of stock under the Employee
      Stock Purchase Plan                                                      35                   ---
   Proceeds from the exercise of warrants                                       4                   ---
                                                                       -----------           -----------
      Net cash provided by financing activities                               197                     9
                                                                       -----------           -----------

Effect of exchange rates on cash and cash equivalents                        (142)                 (316)
                                                                       -----------           -----------
Net increase (decrease) in cash and cash equivalents                          780                (1,935)

Cash and cash equivalents, beginning of period                              9,767                 9,437
                                                                       -----------           -----------

Cash and cash equivalents, end of period                               $   10,547            $   7,502
                                                                       ===========           ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                            ON TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

1.  Interim Financial Statements
    ----------------------------

     The accompanying unaudited consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals, consisting of normal and recurring adjustments, which management considers necessary for a fair presentation of financial position as of March 31, 2002 and December 31, 2001 and results of operations for the three months ended March 31, 2002 and March 31, 2001. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

2.  Stockholders' Equity
    --------------------

     In conjunction with an Exchange Agreement between the Company and two institutional investors dated December 18, 2000, the institutional investors exchanged warrants they had acquired in their December 1999 equity investment for new warrants to purchase a total of 2,800 shares of the Company's common stock for $0.01 per share and for contingent promissory notes from the Company totaling $1.0 million. These notes were cancelled at December 31, 2001 in accordance with the Exchange Agreement as the average closing price for the shares of the Company's common stock on the last 20 days prior to December 31, 2001 exceeded $3.00 per share and a registration statement was effective during such period. The Company had recorded the notes payable issued as part of the exchange for the outstanding warrants at fair value in the accompanying consolidated financial statements. For the quarter ended March 31, 2001, the Company had recognized a decrease in fair value of $110 as a credit to other expense in the Company's consolidated statement of operations.

     The Exchange Agreement was amended on June 28, 2001, which had the effect of changing the nature of the warrants to meet the criteria of equity instruments. Prior to the amendments, the Company, in accordance with EITF Issue No. 00-19, had determined that outstanding warrants as of December 31, 2000 to purchase 2,800 shares of the Company's common stock should have been designated as a liability. Accordingly, the outstanding warrants had been recorded at fair value at each exercise and reporting period date with any changes in the fair value included in the results of operations. The Company had recognized a charge of $1,197 related to an increase in the valuation of the warrants, which was included in other expense in the Company's consolidated statement of operations for the quarter ended March 31, 2001.

                            ON TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

3.   Concentration of Credit Risk
     ----------------------------

     The Company's financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with two highly rated financial institutions. The Company's accounts receivable credit risk is not concentrated within any geographic area.

     During the three months ended March 31, 2002, two customers accounted for 44.5% of the Company's total revenue; during the three months ended March 31, 2001, one customer accounted for 10.3% of the Company's total revenue. At March 31, 2002, one customer represented 13.4% of the Company's accounts receivable; no customer represented more than 10% of the Company's accounts receivable at March 31, 2001.

4.   Net Income (Loss) per Share
     ---------------------------

     Basic net income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. For the three months ended March 31, 2002 and 2001, respectively, certain stock options and warrants have been excluded from the diluted weighted average shares outstanding calculation, as their effect would be anti-dilutive.

Basic and diluted net losses per share are as follows:

                                                                  Three Months
                                                                Ended March 31,
                                                          -----------------------------
                                                              2002            2001
Net income (loss)                                         $         90     $    (3,708)
                                                          ============     ===========

Basic weighted average shares outstanding                       22,794          15,315
Weighted average common equivalent shares                        1,406             ---
                                                          ------------     -----------
Diluted weighted average shares outstanding                     24,200          15,315
                                                          ============     ===========


 Basic and diluted net income (loss) per share            $       0.00     $     (0.24)
                                                          ============     ===========

Anti-dilutive securities, that were not included in dilutive weighted average shares outstanding are as follows:

Common stock options and warrants                                2,258           5,732
                                                          ============     ===========


5.   Comprehensive Income (Loss)
     ---------------------------

     Total comprehensive income was $33 for the three months ended March 31, 2002 and total comprehensive loss was $3,464 for the three months ended March 31, 2001. Total comprehensive income (loss) consists of net income (loss) and the net change in the foreign currency translation adjustment, included in accumulated other comprehensive income, which is presented separately as a component of stockholders' equity.

                            ON TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

6.   Foreign Currency Translation
     ----------------------------

     During the quarters ended March 31, 2002 and 2001, the Company incurred a net foreign exchange loss of $102 and $673, respectively, primarily resulting from revaluing intercompany loans to foreign subsidiaries and U.S. dollar-denominated debt at a foreign subsidiary. This amount is included in other income (loss), net in the accompanying consolidated statement of operations. As of March 31, 2002, the Company had not entered into any foreign currency contracts to hedge this exposure.

7.   Segment Reporting
     -----------------

     The Company operates in one reportable segment.

8.   Disposition of Meeting Maker Business
     -------------------------------------

     On June 30, 2000, the Company entered into a license agreement with a newly organized privately held company named Meeting Maker, Inc. (MMI), which, among other things, provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code). The Company received quarterly royalty payments, subject to certain minimums, from MMI in connection with the exclusive license. All fees were recognized as earned. On June 29, 2001, MMI exercised its buyout option for the remaining minimum payments plus an additional fee. As a result of the buyout, there will be no future payments under this agreement. The Company recognized $118 in royalty fees during the quarter ended March 31, 2001 as other revenue in the accompanying condensed consolidated statement of operations.

9.   Letter of Credit
     ----------------

     As of March 31, 2002 and 2001, the Company had a $1,069 letter of credit guarantee outstanding securing its Waltham, Massachusetts leased facility, which expires in December 2002. The Company is required to maintain a cash balance of $1,069 as collateral for this guarantee. This amount is shown as restricted cash as of March 31, 2002 and 2001 in the accompanying consolidated financial statements. At March 31, 2002 and 2001, the Company had no line of credit arrangement.

10.  Reclassifications
     -----------------

     Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

11.  Income Taxes
     ------------

     The Company recorded a $205 tax provision during the three months ended March 31, 2002 to reflect the profitability of its German subsidiary; no tax benefit was recorded on losses in the United States. Due to losses and/or tax credits, both domestically and internationally, no tax provision was recorded during the three months ended March 31, 2001.

                            ON TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

12.  Recent Accounting Pronouncements
     --------------------------------

     In November 2001, the EITF issued Topic No. D-103 (Topic D-103) relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred are characterized as revenue in the statement of operations with corresponding costs included in cost of revenue. The Company adopted Topic D-103 on January 1, 2002 and reclassified prior periods to conform to Topic D-103 presentation. Prior to adoption, the Company had accounted for reimbursements received for out-of-pocket expenses incurred as an offset to costs incurred and all net amounts were reported as part of cost of service and maintenance revenue in the consolidated statement of operations. The Company recognized $49 and $37 for the quarters ended March 31, 2002 and 2001, respectively as an increase in service and maintenance revenue and as a corresponding charge to cost of service and maintenance revenue in the consolidated statement of operations. In January 2002, the EITF renamed Topic D-103 to EITF Issue 01-14; no changes were made to the guidance or effective date.

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

     At March 31, 2002, the Company had approximately 160 employees worldwide, of which approximately 100 were located in Europe. The Company's headquarters is located in Waltham, Massachusetts and its main European offices are located in Starnberg, Germany. For the quarter ended March 31, 2002, the United States accounted for approximately 36% of total revenues compared to 9% for the same period in 2001.

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

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 14 of our Form 10-K. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 97-2, Software Revenue Recognition. Software licenses consist principally of revenue earned under perpetual software license agreements and are generally recognized upon shipment of the software if persuasive evidence of the arrangement exists, collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement. Revenue under such arrangements, which may include multiple software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services that are not essential to the functionality of the software.

     The Company also sells products to resellers under arrangements that generally do not provide any right of return. The Company typically does not ship products to resellers until an end user is identified, at which point, the Company recognizes revenue under the arrangement. The Company records a returns reserve based on its historical experience for arrangements that provide for returns or where the Company grants a right of return, although not contractually obligated.

     Service revenue from time and expense contracts and consulting and training revenue are generally recognized as the related services are performed.

     Amounts billed in excess of revenue recognized related to services and maintenance are reflected as deferred revenue in the accompanying consolidated balance sheet.

Accounts Receivable

     Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on historical write-off experience and management's evaluation of the customers in the receivable portfolio. While management believes the allowance is adequate, if the financial condition of the Company's customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

Accounting for Income Taxes

     As part of the process of preparing our consolidated financial statements the Company is required to estimate our income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets, which are included within our consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and if the Company does not believe it meets the "more likely than not" threshold, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the consolidated statement of operations.

     Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company had recorded a valuation allowance of $22.3 million as of December 31, 2001, due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carryforwards, before they expire. The valuation allowance is based on the Company's estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

     The net deferred tax asset as of March 31, 2002 was $846 thousand, net of the aforementioned valuation allowance.

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                                         Three Months Ended
                                                  -------------------------------
                                                       March 31,      March 31,
                                                        2002              2001
                                                        ----              ----
Revenue:
     Net CCM and related products                          66.9%             59.4%
     Service and maintenance                               33.1%             38.3%
     Other                                                  ---%              2.3%
                                                  -------------------------------
       Total revenue                                      100.0%            100.0%
                                                  -------------------------------
Cost of revenue:
     Cost of CCM and related products revenue              14.1%              9.1%
     Cost of service and maintenance revenue                7.4%              6.0%
                                                  -------------------------------
Gross Profit                                               78.5%             84.9%
Operating expenses:
     Sales and marketing                                   36.6%             58.3%
     Research and development                              24.0%             41.1%
     General and administrative                            13.1%             23.4%
                                                  -------------------------------
  Income (loss) from operations                             4.8%            (37.9)%
  Interest income, net                                      0.1%              0.9%
  Other expense, net                                       (1.3)%           (33.3)%
                                                  -------------------------------
  Income (loss) before provision
    for income taxes                                        3.6%            (70.3)%
 Provision for income taxes                                 2.5%              ---%
                                                  -------------------------------
  Net income (loss)                                         1.1%            (70.3)%
                                                  ===============================

Net CCM and Related Products. The Company's net CCM and related products revenue is derived primarily from the licensing of software products. For the three months ended March 31, 2002, this revenue increased $2.4 million or 76% from the same period in 2001. This increase is primarily due to an increase of $1.5 million in CCM and third party software due to a 65% increase in the number of license customers. There was also a $900 thousand increase in hardware sales to one European customer.

Service and Maintenance. The Company's service and maintenance revenue consists of maintenance revenue, training and professional services. This revenue increased by $701 thousand or 35% from the three months ended March 31, 2001 to the same period in 2002. The increase was primarily due to an increase in maintenance revenue recognized of $683 thousand, due to an increase in overall customers.

Other. For the three months ended March 31, 2001, the Company's other revenue consists of a $118 thousand royalty associated with the licensing of the Company's Meeting Maker technology to Meeting Maker, Inc. (MMI). Due to the buyout exercised by MMI in June 2001, the Company does not expect any additional revenue from the Meeting Maker product line.

Cost of CCM and Related Products Revenue. Cost of CCM and related product revenue consists primarily of expenses associated with product documentation, production and fulfillment costs, costs of European hardware sales and royalty and license fees associated with products that are licensed from third party developers. Cost of CCM and related products revenue, as a percentage of like revenue, was 21.1% and 15.4% for the three months ended March 31, 2002 and 2001, respectively. This increase was primarily due to higher third party hardware costs of $502 thousand and third party software costs of $154 thousand in 2002.

Cost of Service and Maintenance Revenue. Cost of service and maintenance revenue consists primarily of expenses associated with direct consulting and training costs as well as costs of the Company's help desk. Cost of service and maintenance, as a percentage of like revenue, was 22.4% and 15.8% for the three months ended March 31, 2002 and 2001, respectively. This increase is primarily attributable to increased utilization of the US consulting group which generated an additional $132 thousand or 68% increase in consulting and training revenue for the three months ended March 31, 2002 versus the same period in 2001.

Sales and Marketing Expense. Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail and telemarketing campaigns and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of trade shows, seminars, conferences, travel and the telephone and information technology costs associated with sales activities. Prior to 2002, sales and marketing also included the cost of public relations. In 2002, the public relations function is coordinated in the general and administrative department. Sales and marketing expense decreased by $63 thousand and declined as a percentage of total revenue from 58% for the first three months of 2001 to 37% for the same period in 2002. The decreased spending is primarily due to $68 thousand in public relations costs incurred in 2001 now included in general and administrative costs. Public relations costs for the first quarter of 2002 were approximately $10 thousand. Overall public relations costs are lower as the Company started using one firm for investor and public relations in late 2001. Increase in salaries and related expenses are largely offset by decreased consulting costs as the Company hired several sales employees in Europe to replace consultants.

Research and Development Expense. Research and development expense includes costs associated with the development of new products, the enhancement of existing products and costs associated with providing indirect technical support, training and consulting. Related expenses also include certain information technology costs. Research and development expenses decreased $190 thousand for the three months ended March 31, 2002, over the comparable period in 2001. The decrease is due to an increase in the utilization of the consulting group in the United States during 2002 to support professional services revenue; accordingly, the related costs of $342 thousand have been recorded as cost of revenue. This decrease was partially offset by an increase in incentive compensation of $110 thousand due to a 2002 compensation program designed to reward the consulting group based on defined performance targets.

General and Administrative Expense. General and administrative expense includes executive compensation and the continued administrative expense associated with the Company's foreign operations, executive support costs, accounting operations, planning, investor relations and other public company costs, and business development operations. General and administrative expense decreased approximately $160 thousand during the first three months of 2002 from the same period in 2001. This principally resulted from a decrease in legal fees of $100 thousand and bad debt expense of $45 thousand. These decreases were partially offset by approximately $10 thousand in public relations expenses previously recorded in the marketing department. The decrease in legal fees was due in part to additional costs incurred in 2001 relating to the December 2000 amended equity agreements as well as lower general usage of legal services in the first quarter of 2002.

Interest Income, Net. For the three months ended March 31, 2002, net interest income decreased approximately $43 thousand from the same period in 2001. This decrease was primarily due to a 2002 interest assessment of $30 thousand related to a prior year tax audit as well as reduced yields on invested cash balances.

Other Expense, Net. Other expense, net in 2002 consisted primarily of a $105 thousand non-cash charge from the exchange rate impact on temporary intercompany obligations.

For the quarter ended March 31, 2001, other expense, net consisted primarily of non-cash charges from revaluation of the warrant liability, notes payable and the exchange rate impact on temporary intercompany obligations. The Company recognized a $1.2 million charge on the unexercised warrants granted to the institutional investors in 2000 and non-cash income of $110 thousand from the revaluation of the notes payable to these institutional investors (see Note 2 of the notes to the condensed consolidated financial statements in this Form 10-Q for a more complete discussion of these transactions). Due to a weakening of the Deutsche Mark against the Dollar, the Company also recognized a non-cash charge $665 thousand on its temporary intercompany obligations for the quarter ended March 31, 2001.

The Company continues to evaluate hedging alternatives and is working with its advisors and financial institutions to maintain its strategy of repatriating funds while minimizing realizable foreign exchange losses and income taxes.

Income Taxes. For the quarter ended March 31, 2002, the Company recorded an income tax provision of $205 thousand to reflect estimated foreign taxes due from its German subsidiary; no tax benefit was recorded on losses in the United States. The Company is working with its tax advisors to develop additional tax strategies to minimize foreign income taxes payable.

Due to the Company's net operating loss position both domestically and internationally, no tax provision was recorded for the quarter ended March 31, 2001.

Liquidity and Capital Resources

         The Company has funded its operations to date primarily through private and public placements of capital stock and the net proceeds received from the sale of product lines. At March 31, 2002 the Company had available cash and cash equivalents of $10.5 million and working capital of $7.2 million. As of March 31, 2002, the Company also had restricted cash of $1.1 million securing the Company's Waltham, Massachusetts facility lease.

         Net cash provided by (used in) operating activities for the quarters ended March 31, 2002 and 2001 was approximately $900 thousand and $(1.5) million, respectively. In 2002, net cash provided by operating activities consisted mainly of a decrease in accounts receivable of $1.5 million, depreciation expense of $179 thousand offset by a decrease in accrued expenses of $769 thousand. In 2001, net cash used in operating activities consisted mainly of a net loss of $3.7 million offset by non-cash charges for the unexercised warrants, foreign exchange and notes payable of $1.8 million and depreciation and amortization of $264 thousand. Decreases in accounts receivable of $1.9 million were offset by decreases in liabilities and deferred revenues and increases in prepaid assets.

         Net cash used in investing activities for the quarters ended March 31, 2002 and 2001 was $153 thousand, and $138 thousand, respectively. Both of these amounts related primarily to the purchase of computer equipment.

         Net cash provided by financing activities for the quarters ended March 31, 2002 and 2001 was $197 thousand and $9 thousand, respectively. In 2002, this cash activity resulted from the exercise of stock options of $158 thousand, the sale of stock under the Employee Stock Purchase Plan of $35 thousand and the exercise of warrants of $4 thousand. In 2001, this cash activity resulted from the exercise of stock options.

         For the three months ended March 31, 2002, the Company's cash and cash equivalents increased by $780 thousand. The Company believes that its available cash resources, including cash and cash equivalents and cash it expects to generate from sales of products and services, will be sufficient to finance presently anticipated operating expenses and capital expenditure requirements at least through the next twelve months. The future liquidity of the Company is, however, dependent on a number of factors, including but not limited to, the Company's ability to reach forecasted sales targets and to maintain current expense levels. There can be no assurance that the Company will not require additional capital resources during this period of time. If the Company does require additional capital resources, it may seek to sell additional equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to the Company.

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

Although we had an operating profit of $392 thousand for the quarter ended March 31, 2002, for the fiscal year ended December 31, 2001, we had an operating loss of approximately $5.6 million producing significant negative cash flow. Management's 2002 operating plan forecasts that the Company will be operationally profitable for the year. Based upon these assumptions, management believes the Company has sufficient cash to fund its operations for the next twelve months. If the Company is unable to attain forecasted revenue levels and management is unsuccessful in controlling expenses, the Company may have to seek additional external equity or debt financing to continue its operations. There can be no assurance that we will be able to secure such external financing.

OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF GENERAL ECONOMIC AND BUSINESS CONDITIONS.

Our business is subject to the effects of general economic and business conditions. ON's operating results have been affected by recent unfavorable economic conditions and reduced information technology spending. In addition, the fallout from the September 11 terrorist attacks has added (or exacerbated) general economic, political and other uncertainties. If economic and market conditions do not improve and these uncertainties continue to exist, ON's business, condition (financial or otherwise), prospects and results of operations could be adversely affected.

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

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS

For the years ended December 31, 2001, 2000 and 1999, two customers accounted for $4.3 million (17.8%), $6.3 million (24.0%), and $7.4 million (24.0%) of total revenue, respectively. For the three months ended March 31, 2002, two customers accounted for $3.7 million (44.5%) of total revenue. It is possible that, in the future, other customers will account for more than 10% of ON's total revenue. The loss of significant customers could have a materially adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

WE WILL NEED TO EXPAND OUR DISTRIBUTION CHANNELS IN ORDER TO DEVELOP OUR BUSINESS AND INCREASE REVENUE

We sell our products through our direct sales force and a number of distributors, and we provide maintenance and support services through our technical and customer support staff. We plan to continue to invest large amounts of resources in our direct sales force. In addition, we are developing additional sales and marketing channels through value added resellers, system integrators, original equipment manufacturers and other channel partners. We may not be able to attract channel partners that will be able to market our products effectively, or that will be qualified to provide timely and cost-effective customer support and service. If we establish distribution through such indirect channels, our agreements with channel partners may not be exclusive. As a result, such channel partners may also carry competing product lines. If we do not establish and maintain such distribution relationships, this could materially adversely affect our business, condition (financial or otherwise), prospects and results of operations.

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

The market for our products is highly competitive and diverse. The technology for remote software management products can change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered. The Company has faced competition from a number of sources, including:

..    Large and established companies such as Microsoft, Computer Associates
     International and IBM/Tivoli which offer remote software delivery and management capabilities as part of their systems management, or network management frameworks;

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

OUR INCREASING RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

For fiscal years 2001, 2000, and 1999, total international revenues from the Company's foreign subsidiaries and other foreign sources was 74%, 67% and 51% of total revenues, respectively. For the quarter ended March 31, 2002, total international revenues from the Company's foreign subsidiaries were 64%. We expect that international revenue will continue to constitute a significant portion of our total revenue in the future. Accordingly, a significant percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for our products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a materially adverse effect on our future international license revenue.

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

OUR ABILITY TO MANAGE GROWTH WILL AFFECT OUR ABILITY TO ACHIEVE AND MAINTAIN PROFITABILITY

Over the last 4 years, total CCM and related revenue has increased significantly from $11.3 million in fiscal 1998 to $23.7 million in fiscal 2001. If we achieve our future growth plans, such growth may burden our operating and financial systems. This burden will require large amounts of senior management attention and will require the use of other ON resources. Our ability to compete effectively and to manage future growth (and our future operating results) will depend in part on our ability to implement and expand operational, customer support, and financial control systems and to expand, train, and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to do so could materially adversely affect our business, condition (financial or otherwise), prospects and results of operations.

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

THE SHARES OF COMMON STOCK ISSUED UPON EXERCISE OF CERTAIN WARRANTS WILL HAVE A DILUTIVE EFFECT

In 2000, we entered into exchange agreements with two institutional investors pursuant to which the investors exchanged certain existing warrants for new warrants exercisable for an aggregate of 2,800,000 shares of common stock and promissory notes in the aggregate principal amount of $1 million (which were cancelled on December 31, 2001). The number of shares of ON's common stock issued or issuable upon exercise of the new warrants (the "Warrant Shares") was fixed at 2,800,000 in the aggregate (subject to adjustment for stock splits, stock dividends and similar events and to weighted average antidilution adjustments in the case of certain below-market securities issuances by ON); however, because the exercise price is $0.01 per share (subject to adjustment for stock splits, stock dividends and similar events and to weighted average antidilution adjustments in the case of certain below-market securities issuances by ON), the issuance of the Warrant Shares has (in the case of Warrant Shares already issued) or will have a dilutive effect on the stockholders of ON. As of May 1, 2002, 2,349,563 Warrant Shares had been issued and 450,437 Warrant Shares remained issuable.

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

If ON's stockholders equity at November 1, 2002 is below $10 million, ON will be subject to possible delisting unless it takes action to increase its stockholders equity (such as by issuing securities in an equity financing) or it satisfies an alternative listing standard. As of March 31, 2002, ON's stockholders equity was $8.8 million. Delisting could have a material adverse effect on the price of ON's common stock and on the level of liquidity currently available to the Company's shareholders.

Item 3:  Quantitative And Qualitative Disclosure About Market Risk

     The Company is exposed to the impact of interest rate changes and foreign currency fluctuations based on ON's investment changes.

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

     Foreign Currency Risk. International revenue from the Company's foreign subsidiaries and other foreign sources for the quarter ended March 31, 2002 were approximately 64% of total revenue. International sales are made primarily from the Company's subsidiary in Germany and are denominated in the local currency. Accordingly, the Company's German subsidiary uses the local currency as its functional currency. The Company's international business is subject to risk typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

     Investment Risk. The Company may invest in the future in the equity instruments of privately held companies for business and strategic purposes. However, as of March 31, 2002, the Company holds no such material investments. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, March 31, 2002

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings
           From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business. As of the date of this Form 10-Q, there is no litigation pending against the Company that would have a material adverse effect on the Company's results of operations or financial position.

Item 2.    Changes in Securities
           Not Applicable

Item 3.    Defaults Upon Senior Securities
           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           Not Applicable

Item 5.    Other Information

           NONE

Item 6.    Exhibits and Reports on Form 8-K
           (a)  Exhibits
           NONE
           (b)  Reports on Form 8-K
           NONE

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, March 31, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ON TECHNOLOGY CORPORATION

                                      /s/ Robert L. Doretti
                                      ------------------------------------------

Date: May 14, 2002                    Name:  Robert L. Doretti
                                      Title: Chairman, President, and
                                             Chief Executive Officer

                                      /s/ Steven R. Wasserman
                                      ------------------------------------------

Date: May 14, 2002                    Name:  Steven R. Wasserman
                                      Title: Vice President of Finance,
                                             Chief Financial Officer, and
                                             Chief Accounting Officer

29