Form 10-Q
period 2002-06-30
ON TECHNOLOGY CORP
filed 2002-08-13
CIK 925288

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended 30 June 2002

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

               YES   X      NO_____
                   -----

23,254,849 shares of the registrant's Common Stock, $0.01 par value, were outstanding as of August 1, 2002.

                        THIS DOCUMENT CONTAINS 31 PAGES.

                            ON TECHNOLOGY CORPORATION

                            FORM 10-Q, June 30, 2002

                                    CONTENTS

Item Number                                                                         Page
                                                                                    ----
                              PART I: FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)
               Balance sheet:
                June 30, 2002 and December 31, 2001                                    3
               Statement of operations:
                Three and six months ended June 30, 2002 and 2001                      4
               Statement of cash flows:
                Six months ended June 30, 2002 and 2001                                5
               Notes to consolidated financial statements                            6-9

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                 10-26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   27

                               PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                            28

Item 2.  Changes in Securities and Use of Proceeds                                    28

Item 3.  Defaults Upon Senior Securities                                              28

Item 4.  Submission of Matters to a Vote of Security Holders                      28 -29

Item 5.  Other Information                                                            29

Item 6.  Exhibits and Reports on Form 8-K                                             29

SIGNATURES                                                                            30

EXHIBIT INDEX                                                                         31

Item 1:                     ON TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)
                                   (unaudited)

                                                                             June 30,           December 31,
                                                                               2002                 2001
                                                                               ----                 ----
Assets
Current Assets:
    Cash and cash equivalents                                          $            10,577   $            9,767
    Restricted cash                                                                  1,069                1,069
    Accounts receivable, net of allowances
         of $989 and $1,070 respectively                                             7,459                5,964
    Prepaid expenses and other current assets                                        1,104                1,016
    Deferred tax asset - current                                                       482                  433
                                                                       -------------------   ------------------
         Total current assets                                                       20,691               18,249

Property and equipment, net                                                          1,091                1,006
Deferred tax asset - long term                                                         482                  433
Other assets and deposits                                                              297                  428
                                                                       -------------------   ------------------
         Total assets                                                  $            22,561   $           20,116
                                                                       ===================   ==================

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                   $             2,490   $            2,435
    Accrued expenses                                                                 4,867                4,345
    Deferred revenue - short term                                                    5,509                4,754
                                                                       -------------------   ------------------
         Total current liabilities                                                  12,866               11,534

Deferred revenue - long term                                                            96                  ---
                                                                       -------------------   ------------------
            Total liabilities                                                       12,962               11,534
                                                                       -------------------   ------------------

Stockholders' Equity:
    Preferred stock, $0.01 par value - 2,000,000 shares authorized -
         No shares issued and outstanding                                              ---                  ---
    Common stock, $0.01 par value -50,000,000 shares authorized -
         23,218,343 shares and 22,581,533 shares issued
         and outstanding, respectively                                                 232                  226
    Additional paid-in capital                                                      81,087               80,768
    Deferred stock-based compensation                                                 (202)                (126)
    Accumulated deficit                                                            (72,182)             (72,775)
    Accumulated other comprehensive income                                             711                  536
    Treasury stock, 15,000 shares at cost                                              (47)                 (47)
                                                                       -------------------   ------------------
         Total stockholders' equity                                                  9,599                8,582
                                                                       -------------------   ------------------
         Total liabilities and stockholders' equity                    $            22,561   $           20,116
                                                                       ===================   ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ON TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                       Three Months                       Six Months
                                                      Ended June 30,                    Ended June 30,
                                                      --------------                    --------------
                                                   2002            2001             2002             2001
                                                   ----            ----             ----             ----
Revenue:
-------
Net CCM and related products                    $      5,967    $      3,450     $     11,475    $       6,584
Service and maintenance                                2,884           1,883            5,606            3,906
Other                                                    ---             450              ---              568
                                                ------------    ------------     ------------    -------------

       Total revenue                                   8,851           5,783           17,081           11,058
                                                ------------    ------------     ------------    -------------

Cost of Revenue:
---------------
Cost of CCM and related products revenue               1,205             861            2,367            1,343
Cost of service and maintenance revenue                  710             313            1,322              632
                                                ------------    ------------     ------------    -------------
       Total cost of revenue                           1,915           1,174            3,689            1,975
                                                ------------    ------------     ------------    -------------
       Gross Profit                                    6,936           4,609           13,392            9,083


Operating expenses:
------------------
Sales and marketing                                    3,139           3,030            6,152            6,106
Research and development                               2,028           1,973            4,004            4,141
General and administrative                             1,488             854            2,563            2,089
                                                ------------    ------------     ------------    -------------
       Total operating expenses                        6,655           5,857           12,719           12,336
                                                ------------    ------------     ------------    -------------
       Income (loss) from operations                     281          (1,248)             673           (3,253)
Interest income, net                                      28              47               35               97
Other income (expense), net                              419            (132)             315           (1,884)
                                                ------------    ------------     ------------    -------------

       Income (loss) before provision for
        income taxes                                     728          (1,333)           1,023           (5,040)
Provision for income taxes                               225              33              430               33
                                                ------------    ------------     ------------    -------------
       Net income (loss)                        $        503    $     (1,366)    $        593    $      (5,073)
                                                ============    ============     ============    =============

Basic net income (loss) per share               $       0.02    $      (0.09)    $       0.03    $       (0.33)

Diluted net income (loss) per share             $       0.02    $      (0.09)    $       0.02    $       (0.33)

Weighted average common
  shares outstanding - basic                      23,168,551      15,330,647       22,981,984       15,322,949

Weighted average common
  shares outstanding - diluted                    24,180,214      15,330,647       24,143,740       15,322,949

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            ON TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Six Months
                                                                                     Ended June 30,
                                                                                     --------------
                                                                              2002                     2001
                                                                              ----                     ----
Cash Flows from Operating Activities:
Net income (loss)                                                      $                593    $             (5,073)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
  Depreciation and amortization                                                         521                     448
  Non-cash charges associated with the revaluation of
      intercompany loans to foreign subsidiaries (Note 6)                              (352)                    878
  Amortization of deferred stock-based compensation                                      41                      41
  Provision for sales returns and allowances                                             44                      45
  Revaluation of notes payable                                                          ---                      (5)
  Warrant liability revaluation                                                         ---                     984
  Changes in operating assets and liabilities:
    Accounts receivable                                                              (1,539)                    644
    Prepaid expenses and other current assets                                           (88)                     35
    Accounts payable                                                                     55                    (523)
    Accrued expenses                                                                    522                    (238)
    Deferred revenue                                                                    851                    (294)
                                                                       --------------------    --------------------
        Net cash provided by (used in) operating activities                             648                  (3,058)
                                                                       --------------------    --------------------

Cash Flows from Investing Activities:
   Change in other assets and deposits                                                   16                     ---
   Purchase of property and equipment, net                                             (491)                   (194)
                                                                       --------------------    --------------------
       Net cash used in investing activities                                           (475)                   (194)
                                                                       --------------------    --------------------

Cash Flows from Financing Activities:
   Proceeds from the exercise of stock options                                          168                       9
   Proceeds from the sale of stock under the Employee
       Stock Purchase Plan                                                               35                     ---
   Proceeds from the exercise of warrants                                                 5                     ---
                                                                       --------------------    --------------------
        Net cash provided by financing activities                                       208                       9
                                                                       --------------------    --------------------

Effect of exchange rates on cash and cash equivalents                                   429                    (719)
                                                                       --------------------    --------------------

Net increase (decrease) in cash and cash equivalents                                    810                  (3,962)

Cash and cash equivalents, beginning of period                                        9,767                   9,437
                                                                       --------------------    --------------------

Cash and cash equivalents, end of period                               $             10,577    $              5,475
                                                                       ====================    ====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ON TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

1.   Interim Financial Statements

     The accompanying unaudited consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals, consisting only of normal and recurring adjustments, which management considers necessary for a fair presentation of financial position as of June 30, 2002 and results of operations for the three and six months ended June 30, 2002 and June 30, 2001. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

2.   Stockholders' Equity

     In conjunction with an Exchange Agreement between the Company and two institutional investors dated December 18, 2000, the institutional investors exchanged warrants they had acquired in their December 1999 equity investment for new warrants to purchase a total of 2,800 shares of the Company's common stock for $0.01 per share and for contingent promissory notes from the Company totaling $1,000. In accordance with the Exchange Agreement terms, these notes were cancelled at December 31, 2001, since the average closing price for the shares of the Company's common stock on the last 20 days prior to December 31, 2001 exceeded $3.00 per share and a registration statement was effective during such period. The Company had recorded the notes payable issued as part of the exchange for the outstanding warrants at fair value in the accompanying consolidated financial statements. For the quarter ended June 30, 2001, the Company had recognized an increase in fair value of $105 as a charge to other expense in the Company's consolidated statement of operations. For the six months ended June 30, 2001, the Company had recognized a net decrease in the fair value of the debt of $5 as a credit to other expense in the Company's consolidated statement of operations.

     The Exchange Agreement was amended on June 28, 2001, which had the effect of changing the nature of the warrants to meet the criteria of equity instruments. Prior to the amendments, the Company designated and recorded the outstanding warrants to purchase 2,800 shares of common stock as a liability in accordance with EITF Issue No. 00-19. Accordingly, the outstanding warrants had been recorded at fair value at each exercise and reporting period date with any changes in the fair value included in the results of operations. Prior to the amendment in June 2001, the Company had recognized a credit of $214 related to a decrease in the valuation of the warrants and a charge of $984 related to an increase in the valuation of the warrants for the three and six months ended June 30, 2001, respectively. These amounts were included in other income or expense in the Company's consolidated statement of operations.

3.   Concentration of Credit Risk

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

     During the three months ended June 30, 2002, one customer accounted for 12.5% of the Company's total revenue; during the three months ended June 30, 2001, two customers accounted for 26.6% of the Company's total revenue.

                            ON TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

     During the six months ended June 30, 2002, two customers accounted for 28.9% of the Company's total revenue; during the six months ended June 30, 2001, one customer accounted for 12.0% of the Company's total revenue.

     As of June 30, 2002, no customer represented more than 10% of the Company's accounts receivable. One customer represented 11.2% of the Company's accounts receivable at December 31, 2001.

4.   Net Income (Loss) per Share

     Basic net income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. For the three and six months ended June 30, 2002 and 2001, respectively, certain stock options and warrants have been excluded from the diluted weighted average shares outstanding calculation, as their effect would be anti-dilutive. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, only potential common shares with exercise prices in excess of the Company's average common stock fair value during the related period are considered anti-dilutive.

Basic and diluted net income (loss) per share are as follows:

                                                                Three Months                Six Months
                                                               Ended June 30,             Ended June 30,
                                                          ------------------------    ----------------------
                                                             2002          2001          2002         2001
                                                             ----          ----          ----         ----
Net income (loss)                                         $      503    $   (1,366)   $      593   $  (5,073)
                                                          ==========    ==========    ==========   =========

Weighted average shares outstanding - basic                   23,169        15,331        22,982      15,323
Weighted average potential common stock                        1,011           ---         1,162         ---
                                                          ----------    ----------    ----------   ---------
Weighted average shares outstanding - diluted                 24,180        15,331        24,144      15,323
                                                          ==========    ==========    ==========   =========

 Basic net income (loss) per share                        $     0.02    $    (0.09)   $     0.03   $   (0.33)

 Diluted net income (loss) per share                      $     0.02    $    (0.09)   $     0.02   $   (0.33)

Securities that were not included in diluted weighted average shares outstanding are as follows:

Common stock options and warrants                              3,197         5,795         2,562       5,755

                            ON TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

5.   Comprehensive Income (Loss)

     Total comprehensive income was $735 for the three months ended June 30, 2002 and total comprehensive loss was $1,237 for the three months ended June 30, 2001. For the six months ended June 30 2002 and 2001, respectively, total comprehensive income was $768 and total comprehensive loss was $4,699. Total comprehensive income (loss) consists of net income (loss) and the net change in the foreign currency translation adjustment, included in accumulated other comprehensive income, which is presented separately as a component of stockholders' equity.

6.   Foreign Currency Transaction Gains (Losses)

     During the quarters ended June 30, 2002 and 2001, the Company incurred net foreign exchange gains of $420 and net foreign exchange losses of $240, respectively. For the six months ended June 30, 2002 and 2001, the Company incurred a net foreign exchange gain of $316 and a net foreign exchange loss of $913, respectively. These amounts primarily resulted from revaluing intercompany loans to foreign subsidiaries and U.S. dollar-denominated debt at a foreign subsidiary. The net foreign exchange gains or losses are included in other income (loss), net in the accompanying consolidated statement of operations. As of June 30, 2002, the Company had not entered into any foreign currency contracts to hedge this exposure.

7.   Segment Reporting

     For all periods presented, the Company operated in one reportable segment.

8.   Disposition of Meeting Maker Business

     On June 30, 2000, the Company entered into a license agreement with a newly organized privately held company named Meeting Maker, Inc. (MMI), which, among other things, provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code). The Company received quarterly royalty payments, subject to certain minimums, from MMI in connection with the exclusive license. All fees were recognized as earned. On June 29, 2001, MMI exercised its buyout option for the remaining minimum payments plus an additional fee. As a result of the buyout, there will be no future payments received by the Company under this agreement. The Company recognized $450 and $568 in royalty fees during the three and six months ended June 30, 2001, respectively. These amounts are shown as other revenue in the accompanying consolidated statement of operations.

9.   Letter of Credit

     As of June 30, 2002 and December 31, 2001, the Company had a $1,069 letter of credit guarantee outstanding securing its Waltham, Massachusetts leased facility, which expires in December 2002. The Company is required to maintain a cash balance of $1,069 as collateral for this guarantee. This amount is shown as restricted cash as of June 30, 2002 and December 31, 2001 in the accompanying consolidated balance sheet. At June 30, 2002, the Company had no line of credit arrangement.

10.  Reclassifications

     Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

                            ON TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

11.  Income Taxes

     The Company recorded tax provisions of $225 and $430 during the three and six months ended June 30, 2002, respectively, and $33 for both the three and six months ended June 30, 2001. Due to losses and credits, both domestically and internationally, no tax provision was recorded during the first quarter of 2001. The tax provisions recorded in each of these periods reflect income taxes owed by the Company's profitable foreign operations; no tax benefit was recorded on losses in the Unites States.

12.  Reimbursable Out-of-Pocket Expenses

     In November 2001, the Emerging Issues Task Force (EITF), a committee of the Financial Accounting Standards Board, issued Topic No. D-103 (Topic D-103) relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred are characterized as revenue in the statement of operations with corresponding costs included in cost of revenue. The Company adopted Topic D-103 on January 1, 2002 and reclassified prior periods to conform to Topic D-103 presentation. Prior to adoption, the Company had accounted for reimbursements received for out-of-pocket expenses incurred as an offset to costs incurred and all net amounts were reported as part of cost of service and maintenance revenue in the consolidated statement of operations. Accordingly, the Company recognized $35 and $36 for the three months ended June 30, 2002 and 2001, respectively, as service and maintenance revenue and as a corresponding charge to cost of service and maintenance revenue in the consolidated statement of operations. For the six months ended June 30, 2002 and 2001, the Company recognized $84 and $73, respectively, as an increase in service and maintenance revenue and as a corresponding charge to cost of service and maintenance revenue in the consolidated statement of operations. In January 2002, the EITF renamed Topic D-103 to EITF Issue 01-14; no changes were made to the guidance or effective date.

13.  Stock Option Plans

     On May 16, 2002, the Company adopted the 2002 Employee and Consultant Stock Option Plan (the Plan). Pursuant to the Plan, the Company may grant to employees and consultants of the Company statutory and non-statutory stock options to purchase up to 1,600,000 shares of common stock. Typically employee grants are made at market and vest over a four-year term. Options expire ten years from the date of grant. Consultants may receive options with shorter vesting periods or below market exercise prices.

     The Company also adopted the 2002 Directors Stock Option Plan (the "Director's Plan") on May 16, 2002. This plan provides for the granting of options to purchase up to 400,000 shares of common stock to directors who are not employees of the Company.

     Both Plans are administered by the Company's Board of Directors. As of June 30, 2002, all shares remained available for grant under both Plans.

14.  Recent Accounting Pronouncement

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     At June 30, 2002, the Company had approximately 170 employees worldwide, of which slightly more than 100 were located in Europe. The Company's headquarters is located in Waltham, Massachusetts and its main European office is located in Starnberg, Germany. For the quarter ended June 30, 2002, the United States accounted for approximately 34% of total revenue compared to 29% for the same period in 2001; for the six months ended June 30, 2002, the United States accounted for approximately 35% of total revenue as compared to 25% for the same period in 2001.

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

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 14 of our Form 10-K. The Company believes the following accounting policies are critical to an understanding of its financial statements and involve the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 97-2, Software Revenue Recognition. Software licenses consist principally of revenue earned under perpetual software license agreements and are generally recognized upon shipment of the software if persuasive evidence of the arrangement exists, collection of the resulting receivable is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement. Revenue under such arrangements, which may include multiple software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized using the residual method upon shipment in arrangements in which software is sold with professional services, training and maintenance and support services that are not essential to the functionality of the software.

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

         Service revenue from time and expense contracts and consulting and training services is generally recognized as the related services are performed.

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

Accounting for Income Taxes

         As part of the process of preparing our consolidated financial statements, the Company is required to estimate our income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets, which are included within our consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and if the Company does not believe it meets the "more likely than not" threshold, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the consolidated statement of operations.

         Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company had recorded a valuation allowance of $22.3 million as of June 30, 2002, due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carryforwards, before they expire. The valuation allowance is based on the Company's estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable, specifically, we have recorded a full valuation allowance against all U.S. deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

         The net deferred tax asset as of June 30, 2002 was $964 thousand, net of the aforementioned valuation allowance. The net deferred tax assets relate to the Company's German operations for which there are no remaining net operating losses available to offset anticipated future net income. As a result, management believes these assets are realizable as of June 30, 2002.

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                                      Three Months Ended               Six Months Ended
                                                  --------------------------      --------------------------
                                                    June 30,        June 30,        June 30,        June 30,
                                                      2002            2001            2002            2001
                                                      ----            ----            ----            ----
Revenue:
     Net CCM and related products                       67.4%           59.6%           67.2%           59.6%
     Service and maintenance                            32.6%           32.6%           32.8%           35.3%
     Other                                               ---             7.8%            ---             5.1%
                                                  --------------------------      --------------------------
         Total revenue                                 100.0%          100.0%          100.0%          100.0%
Cost of revenue:
     Cost of CCM and related products revenue           13.6%           14.9%           13.9%           12.2%
     Cost of service and maintenance revenue             8.0%            5.4%            7.7%            5.7%
                                                  --------------------------      --------------------------
         Total cost of revenue                          21.6%           20.3%           21.6%           17.9%
                                                  --------------------------      --------------------------
Gross profit                                            78.4%           79.7%           78.4%           82.1%
Operating expenses:
     Sales and marketing                                35.5%           52.4%           36.0%           55.2%
     Research and development                           22.9%           34.1%           23.5%           37.4%
     General and administrative                         16.8%           14.8%           15.0%           18.9%
                                                  --------------------------      --------------------------
         Total operating expenses                       75.2%          101.3%           74.5%          111.5%
                                                  --------------------------      --------------------------
 Income (loss) from operations                           3.2%          (21.6)%           3.9%          (29.4)%
 Interest income, net                                    0.3%            0.9%            0.2%            0.8 %
 Other income (expense), net                             4.7%           (2.3)%           1.9%          (17.0)%
                                                  --------------------------      --------------------------
 Income (loss) before
    provision for income taxes                           8.2%          (23.0)%           6.0%          (45.6)%
 Provision for income taxes                              2.5%            0.6%            2.5%            0.3%
                                                  --------------------------      --------------------------
  Net income (loss)                                      5.7%          (23.6)%           3.5%          (45.9)%
                                                  ==========================      ==========================

Net CCM and Related Products. The Company's net CCM and related products revenue is derived primarily from the licensing of software products. For the three months ended June 30, 2002, this revenue increased $2.5 million or 73% from the same period in 2001. This increase is primarily due to an increase of $1.8 million in CCM sales and approximately $500 thousand in third party software. This was due to revenue growth of 144% in the US and 48% in Europe with seats sold increasing 65% and 29%, respectively over the same period in 2001. For the six months ended June 30, 2002, this revenue increased $4.9 million or 74% from the same period in 2001. This six-month increase is primarily due to an increase of $2.8 million in CCM sales and approximately $900 thousand in third party software. The US experienced a 211% growth in CCM and related products revenue over the same period in 2001, resulting from an increase in the number of US enterprise deals in 2002, while like European revenues grew at 20%. In addition, for the three and six months ended June 30 2002, hardware sales to one European customer increased by $250 thousand and $1.2 million, respectively, over the same period in 2001.

Service and Maintenance. The Company's service and maintenance revenue consists of maintenance revenue, training and professional services. This revenue increased by $1 million or 53% from the three months ended June 30, 2001 to the same period in 2002. The increase was primarily due to an increase in maintenance revenue recognized of $775 thousand resulting from an increase in the Company's customer base. Additionally US consulting and training revenues increased $166 thousand over the same period in 2001. For the six months ended June 30, 2002, this revenue increased by $1.7 million or 44% from the same period in 2001. Like the quarter, this increase was primarily due to an increase in maintenance revenue of $1.5 million, as a result of an increase in the Company's install base. Additionally, US consulting and training revenues increased by $298 thousand over the same period in 2001.

Other. For the three and six months ended June 30, 2001, the Company's other revenue was $450 thousand and $568 thousand, respectively, consisting of royalties associated with the licensing of the Company's Meeting Maker technology to Meeting Maker, Inc. (MMI). As the June 2001 payment included a buyout exercised by MMI, the Company does not expect any additional revenue from the Meeting Maker product line.

Cost of CCM and Related Products Revenue. Cost of CCM and related product revenue consists primarily of expenses associated with product documentation, production and fulfillment costs, costs of European hardware sales and royalty and license fees associated with products that are licensed from third party developers. Cost of CCM and related products revenue, as a percentage of like revenue, was 20.2% and 25.0% for the three months ended June 30, 2002 and 2001, respectively. This percentage decrease primarily was due to lower margins realized on a significant 2001 enterprise deal. For the six months ended June 30, 2002 and 2001, cost of CCM and related products revenue, as a percentage of like revenue, was 20.6% and 20.4%, respectively. As a result of higher hardware sales in 2002, related costs are higher which is partially offset by a more favorable mix of third party software products.

Cost of Service and Maintenance Revenue. Cost of service and maintenance revenue consists primarily of expenses associated with direct consulting and training costs as well as costs of the Company's help desk. Cost of service and maintenance, as a percentage of like revenue, was 24.6% and 16.6% for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, cost of service and maintenance, as a percentage of like revenue, was 23.6% and 16.2%, respectively. These increases were primarily attributable to increased utilization of the US consulting group, which generated the aforementioned additional $166 thousand and $298 thousand in consulting and training revenue, respectively, for the three and six months ended June 30, 2002 versus the same periods in 2001.

Sales and Marketing Expense. Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail and telemarketing campaigns and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of trade shows, seminars, conferences, travel and the telephone and information technology costs associated with sales activities. Prior to 2002, sales and marketing also included the cost of public relations. In 2002, the public relations function is being coordinated in the general and administrative department. Sales and marketing expense increased by $109 thousand but declined as a percentage of total revenue from 52% for the second quarter of 2001 to 36% for the same period in 2002. The increased spending is primarily due to an increase in sales salaries and commissions of $392 thousand as a result of higher revenues and six additional sales people. This increase was offset by a $220 thousand decrease in promotional spending which principally resulted from the introduction of the Company's ON Command Site Manager product in 2001. Additionally, 2001 also included $19 thousand in public relations costs. For the six months ended June 30, 2002, sales and marketing expense increased by $46 thousand but declined as a percentage of total revenue from 55% for the second quarter of 2001 to 36% for the same period in 2002. The increased spending is primarily due to an increase in sales salaries and commissions of $497 thousand as a result of higher revenues and the additional sales people. This increase was offset by a $241 thousand decrease in US outside telemarketing consultants related to the Site Manager product as the Company focused more on its direct sales model in the US. Promotional spending was also down by $126 thousand, principally due to promotional spending associated with the introduction of Site Manager in 2001. Additionally, 2001 also included $84 thousand in public relations costs.

Research and Development Expense. Research and development expense includes costs associated with the development of new products, the enhancement of existing products and costs associated with providing indirect technical support, training and consulting. Related expenses also include certain information technology costs. Research and development expenses increased $55 thousand for the three months ended June 30, 2002, over the comparable period in 2001. The increase was due to an increase in allocated occupancy costs in the US of $200 thousand and an increase in incentive compensation of $150 thousand due to a 2002 compensation program designed to reward the consulting group based on defined performance targets. The majority of these increased costs were offset by an increase in the utilization of the consulting group in the United States during 2002 to support professional services revenue resulting in those costs being recorded as cost of revenue. For the six months ended June 30, 2002, research and development costs decreased $137 thousand over the same period in 2001. The decrease is due to an increase in allocated occupancy costs in the US of $300 thousand and an increase in incentive compensation of $260 thousand due to the aforementioned compensation program. These increased costs were offset by an increase in the utilization of the consulting group in the United States during 2002 to support professional services revenue resulting in those costs being recorded as cost of revenue.

General and Administrative Expense. General and administrative expense includes executive compensation and the continued administrative expense associated with the Company's foreign operations, executive support costs, accounting operations, planning, investor relations, public relations and other public company costs, and business development operations. General and administrative expense increased approximately $634 thousand during the three months ended June 30, 2002 versus the same period in 2001. This principally resulted from an increase in legal and consulting fees of $165 thousand, resulting from lower than normal usage in the second quarter of 2001, increased audit and tax fees of $113 thousand, relating to establishment of overseas subsidiaries, foreign tax planning and assistance in ongoing tax audits, and an increase of $125 thousand principally relating to a potential sales tax liability. Management believes the costs for the aforementioned sales tax and tax planning projects are largely complete and that consulting fees should return to budgeted levels for the remainder of the year. Additionally, incentive compensation expense was higher by $140 thousand during 2002 due to a lowering of estimated payouts in the second quarter of 2001. Finally, public relations expenses, previously recorded in the marketing department, amounted to $33 thousand. For the six months ended June 30, 2002, general and administrative expense increased approximately $474 thousand over the same period in 2001. Increases in incentive compensation, audit and tax fees, sales tax liability and public relations as discussed above also impacted the six-month comparison. In addition, investor relation costs increased $55 thousand due to an increased emphasis on investor communications.

Interest Income, Net. For the three months ended June 30, 2002, net interest income decreased approximately $19 thousand from the same period in 2001. This decrease was due to lower investment yields. For the six months ended June 30, 2002, interest income decreased $62 thousand over the same period in 2001. This decrease was primarily due to a 2002 interest assessment of $30 thousand related to a prior year tax audit as well as reduced yields on invested cash balances.

Other Income (Expense), Net. Other income (expense), net for the three and six months ended June 30, 2002 consisted primarily of a $457 thousand and $352 thousand non-cash credit from the exchange rate impact on temporary intercompany obligations, respectively, as a result of the strengthening of the Euro against the U.S. dollar.

For the three months ended June 30, 2001, other expense, net consisted primarily of non-cash charges from revaluation of the warrant liability and notes payable and from the exchange rate impact on temporary intercompany obligations. The Company recognized a $214 thousand credit on the unexercised warrants granted to the institutional investors in 2000 and a charge of $105 thousand from the revaluation of the notes payable to these institutional investors (see Note 2 of the notes to the condensed consolidated financial statements in this Form 10-Q for a more complete discussion of these transactions). Due to a weakening of the Deutsche Mark against the U.S. dollar, the Company also recognized a non-cash charge of $213 thousand on its temporary intercompany obligations for the quarter ended June 30, 2001.

For the six months ended June 30, 2001, the charge of $1,884 thousand principally consists of a $984 thousand charge on the unexercised warrants, a $5 thousand credit on the revaluation of notes payable to the institutional investors, and a $878 thousand foreign exchange charge on its temporary intercompany obligations.

The Company continues to evaluate hedging alternatives and is working with its advisors and financial institutions to maintain its strategy of repatriating funds while minimizing realizable foreign exchange losses and income taxes.

Income Taxes. For the three and six months ended June 30, 2002, the Company recorded an income tax provision of $225 thousand and $430 thousand, respectively, to reflect estimated foreign taxes due by its profitable foreign operations; no tax benefit was recorded on losses in the United States. The Company continues to work with its tax advisors to develop additional tax strategies to minimize foreign income taxes payable.

Due to the Company's taxable net loss position, both domestically and internationally, a minimal tax provision of $33 thousand was recorded for the three and six months ended June 30, 2001.

Liquidity and Capital Resources

         The Company has funded its operations to date primarily through private and public placements of capital stock and the net proceeds received from the sale of product lines. At June 30, 2002, the Company had available cash and cash equivalents of $10.6 million and working capital of $7.8 million. As of June 30, 2002, the Company also had restricted cash of $1.1 million securing the Company's Waltham, Massachusetts facility lease.

         Net cash provided by (used in) operating activities for the six months ended June 30, 2002 and 2001 was $648 thousand and ($3.1) million, respectively. In 2002, net cash provided by operating activities consisted mainly of net income of $593 thousand adjusted for non-cash depreciation and amortization of $521 thousand and increases in accrued expenses and deferred revenue of $522 thousand and $851 thousand, respectively, offset by an increase in accounts receivable of $1.5 million and non-cash credits associated with the revaluation of intercompany debt of $352 thousand. In 2001, net cash used in operating activities consisted mainly of a net loss of $5.1 million offset by non-cash charges for the unexercised warrants, foreign exchange on intercompany obligations and revaluation of notes payable of $1.9 million and depreciation and amortization of $489 thousand. Decreases in accounts receivable of $689 thousand during 2001were offset by decreases in liabilities and deferred revenues and increases in prepaid assets.

         Net cash used in investing activities for the six months ended June 30, 2002 and 2001 was $475 thousand, and $194 thousand, respectively. Both of these amounts related primarily to the purchase of computer equipment.

         Net cash provided by financing activities for the six months ended June 30, 2002 and 2001 was $208 thousand and $9 thousand, respectively. In 2002, this cash activity resulted from the exercise of stock options of $168 thousand, the sale of stock under the Employee Stock Purchase Plan of $35 thousand and the exercise of warrants of $5 thousand. In 2001, this cash activity resulted from the exercise of stock options.

         For the six months ended June 30, 2002, the Company's cash and cash equivalents increased by $810 thousand compared to negative cash flows of approximately $4 million for the same period in 2001. The Company believes that its available cash resources, including cash and cash equivalents and cash it expects to generate from sales of products and services, will be sufficient to finance presently anticipated operating expenses and capital expenditure requirements at least through the next twelve months. The future liquidity of the Company is, however, dependent on a number of factors, including but not limited to, the Company's ability to reach forecasted sales targets and to maintain current expense levels. There can be no assurance that the Company will not require additional capital resources during this period of time. If the Company does require additional capital resources, it may seek to sell additional equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to the Company.

Recent Accounting Pronouncement

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

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

Although we had an operating profit of $673 thousand for the six months ended June 30, 2002, for the fiscal year ended December 31, 2001, we had an operating loss of approximately $5.6 million producing significant negative cash flow. Management's 2002 operating plan forecasts that the Company will be operationally profitable for the year. Based upon these assumptions, management believes the Company has sufficient cash to fund its operations for the next twelve months. If the Company is unable to attain forecasted revenue levels and management is unsuccessful in controlling expenses, the Company may have to seek additional external equity or debt financing to continue its operations. There can be no assurance that we will be able to secure such external financing.

OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF GENERAL ECONOMIC AND BUSINESS CONDITIONS.

Our business is subject to the effects of general economic and business conditions. ON's operating results have been affected by recent unfavorable economic conditions and reduced information technology spending. In addition, the continued fallout from the September 11 terrorist attacks and the heavily publicized corporate transgressions and resulting investigations causing investor uncertainty about the integrity of US financial markets have added (or exacerbated) general economic, political and other uncertainties. If economic and market conditions do not improve and these uncertainties continue to exist, ON's business, condition (financial or otherwise), prospects and results of operations could be adversely affected.

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

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS

For the years ended December 31, 2001, 2000 and 1999, two customers accounted for $4.3 million (17.8%), $6.3 million (24.0%), and $7.4 million (24.0%) of total revenue, respectively. For the three months ended June 30, 2002, one customer accounted for $1.1 million (12.5%) of total revenue. For the six months ended June 30, 2002, two customers accounted for $4.9 million (28.9%) of total revenue. It is possible that, in the future, other customers will account for more than 10% of ON's total revenue. The loss of significant customers could have a materially adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

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

Based on management's 2002 forecasts, product development, marketing and sales costs for our current products are approximately $1.75 million per month. Based on our existing cash and forecasted revenue, we believe that we have enough cash to fund these costs for the next 12 months. There can be no assurance that our estimate of the marketing, sales and product development costs of the CCM products is correct, or that these costs will not exceed our available financial resources, or that we will be able to locate additional sources of financing, if and when needed.

OUR INCREASING RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

For fiscal years 2001, 2000, and 1999, total international revenue from the Company's foreign subsidiaries and other foreign sources was 74%, 67% and 51% of total revenue, respectively. For the quarter ended June 30, 2002, total international revenue from the Company's foreign subsidiaries was 66%. For the six months ended June 30, 2002, total international revenue from the Company's foreign subsidiaries was 65%. We expect that international revenue will continue to constitute a significant portion of our total revenue in the future. Accordingly, a significant percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for our products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a materially adverse effect on our future international license revenue.

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

FUTURE ACQUISITIONS PRESENT RISKS WHICH COULD ADVERSELY AFFECT OUR BUSINESS

In the future, ON may evaluate and make acquisitions of, or large investments in, other businesses that offer products, services, and technologies that further our goal of providing enterprise desktop management software solutions to businesses or which complement our current business. Any future acquisitions or investments that we may evaluate or complete present risks commonly encountered with these types of transactions. The following are examples of such risks:

..      significant out of pocket expenses during the evaluation period

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

THE SHARES OF COMMON STOCK ISSUED UPON EXERCISE OF CERTAIN WARRANTS WILL HAVE A DILUTIVE EFFECT

In 2000, we entered into exchange agreements with two institutional investors pursuant to which the investors exchanged certain existing warrants for new warrants exercisable for an aggregate of 2,800,000 shares of common stock and promissory notes in the aggregate principal amount of $1 million (which were cancelled on December 31, 2001). The number of shares of ON's common stock issued or issuable upon exercise of the new warrants (the "Warrant Shares") was fixed at 2,800,000 in the aggregate (subject to adjustment for stock splits, stock dividends and similar events and to weighted average antidilution adjustments in the case of certain below-market securities issuances by ON); however, because the exercise price is $0.01 per share (subject to adjustment for stock splits, stock dividends and similar events and to weighted average antidilution adjustments in the case of certain below-market securities issuances by ON), the issuance of the Warrant Shares has (in the case of Warrant Shares already issued) or will have a dilutive effect on the stockholders of ON. As of August 1, 2002, 2,349,563 Warrant Shares had been issued and 450,437 Warrant Shares remained issuable.

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

If ON's stockholders equity at November 1, 2002 is below $10 million, ON will be subject to possible delisting unless it takes action to increase its stockholders equity (such as by issuing securities in an equity financing) or it satisfies an alternative listing standard. As of June 30, 2002, ON's stockholders equity was $9.6 million. Delisting could have a material adverse effect on the price of ON's common stock and on the level of liquidity currently available to the Company's shareholders.

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

     Foreign Currency Risk. International revenue from the Company's foreign subsidiaries and other foreign sources for the quarter ended June 30, 2002 was approximately 66% of total revenue. International sales are made primarily from the Company's subsidiary in Germany and are denominated in the local currency. Accordingly, the Company's German subsidiary uses the local currency as its functional currency. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

     Investment Risk. The Company may invest in the future in the equity instruments of privately held companies for business and strategic purposes. However, as of June 30, 2002, the Company holds no such material investments. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, June 30, 2002

                           PART II: OTHER INFORMATION

Item 1.   Legal Proceedings

          From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business. As of the date of this Quarterly Report on Form 10-Q, there is no litigation pending against the Company that would have a material adverse effect on the Company's results of operations or financial position.

Item 2.   Changes in Securities

          Not Applicable

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of its Stockholders on Thursday, May 16, 2002 (the "Annual Meeting"). At the Annual Meeting, the Company submitted the following proposals: (1) a proposal to elect John Cassarini and Paul C. O'Brien as Class I Directors of the Company to serve until the Company's Annual Meeting of Stockholders held in 2005 and until their successors are duly elected and qualified; (2) a proposal to ratify the selection of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2002; (3) a proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of shares of authorized Common Stock from 30,000,000 to 50,000,000; (4) a proposal to approve the adoption of the 2002 Employee and Consultant Stock Option and Incentive Plan; and (5) a proposal to approve the adoption of the 2002 Directors Stock Option Plan.

          As of March 19, 2002, the record date for the Annual Meeting, there were 23,030,593 shares of Common Stock issued, outstanding and eligible to vote at the Annual Meeting.

          The votes cast at the Annual Meeting were as follows:

          Proposal 1 - Election of Directors

                                                  Votes For (% of           Abstain (% of
                                                  ---------------           -------------
                                                   Shares Voting)           Shares Voting)
                                                   -------------            --------------
          John Cassarini ...................   21,151,706 (98.04%)         422,842 (1.96%)
          Paul C. O'Brien ..................   21,153,906 (98.05%)         420,642 (1.95%)

          PROPOSAL 2 - RATIFY SELECTION OF PRICEWATERHOUSE COOPERS LLP

           Votes For (% of Shares Voting)      Votes Against (% of Shares Voting)     Abstain (% of Shares Voting)
           ------------------------------      ----------------------------------     ----------------------------
                 21,507,894 (99.69%)                     39,865 (0.18%)                      26,789 (0.13%)

                                       28

          PROPOSAL 3 - AMENDMENT TO CERTIFICATE OF INCORPORATION

                                           Votes Against
                                           -------------
               Votes For (% of          (% of Outstanding          Abstain (% of
               ---------------           ----------------          -------------
              Outstanding Shares)            Shares)            Outstanding Shares)        Broker Non-Votes
              ------------------             ------             ------------------         ----------------
              20,798,519 (90.31%)        674,049 (2.93%)          101,980 (0.44%)                  0

          PROPOSAL 4 - ADOPTION OF 2002 EMPLOYEE AND CONSULTANT STOCK OPTION AND INCENTIVE PLAN

            Votes For (% of Shares          Votes Against             Abstain (% of
            ----------------------          -------------             -------------
                    Voting)              (% of Shares Voting)         Shares Voting)       Broker Non-Votes
                    ------               -------------------          -------------        ----------------
              10,787,622 (91.55%)          938,152 (7.96%)            57,227 (0.49%)          9,791,547

          PROPOSAL 5 - ADOPTION OF 2002 DIRECTORS STOCK OPTION PLAN

            Votes For (% of Shares          Votes Against             Abstain (% of        Broker Non-Votes
            ----------------------          -------------             -------------        ----------------
                    Voting)              (% of Shares Voting)         Shares Voting)
                    ------               -------------------          -------------
              10,739,742 (91.15%)          980,872 (8.32%)            62,387 (0.53%)          9,791,547

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The exhibits listed in the accompanying Exhibit Index on page 31 are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

          (b)  Reports on Form 8-K

               Report on Form 8-K filed by the Company on April 4, 2002 regarding changes in the Company's certifying accountant.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, June 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ON TECHNOLOGY CORPORATION

                                            /s/ Robert L. Doretti
                                            ------------------------------------

Date: August 13, 2002                       Name:  Robert L. Doretti
                                            Title: Chairman, President, and
                                                   Chief Executive Officer

                                            /s/ Steven R. Wasserman
                                            ------------------------------------

Date: August 13, 2002                       Name:  Steven R. Wasserman
                                            Title: Vice President of Finance,
                                                   Chief Financial Officer, and
                                                   Chief Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.     EXHIBIT TITLE

4.1# Certificate of Amendment of Fourth Restated Certificate of Incorporation of the Company.

10.1*#          2002 Employee and Consultant Stock Option and Incentive Plan

10.2*+ 2002 Directors Stock Option Plan, incorporated by reference from the Company's Definitive Proxy Statement for the Company's 2002 Annual Meeting as filed with the Securities and Exchange Commission on April 10, 2002.

10.3*# Engagement Agreement dated as of January 1, 2002 by and between the Company and Harald Faulhaber.

99.1#           Certification of Chief Executive Officer

99.2#           Certification of Chief Financial Officer

# Filed with this report.

+ Previously filed.

* Management contracts or compensatory plans or arrangements covering executive officers or directors the Company.