Form 10-Q
period 2002-09-30
ON TECHNOLOGY CORP
filed 2002-11-13
CIK 925288

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended 30 September 2002

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

                      YES    X              NO____
                            ---

23,480,412 shares of the registrant's Common Stock, $0.01 par value, were outstanding as of November 11, 2002.

                        THIS DOCUMENT CONTAINS 34 PAGES.

                            ON TECHNOLOGY CORPORATION

                          FORM 10-Q, September 30, 2002

                                    CONTENTS

Item Number                                                                 Page
-----------                                                                 ----
                          PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)
            Balance sheet:
            September 30, 2002 and December 31, 2001                           3
            Statement of operations:
            Three and nine months ended September 30, 2002 and 2001            4
            Statement of cash flows:
            Nine months ended September 30, 2002 and 2001                      5
            Notes to consolidated financial statements                      6-10

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk            29

Item 4  Controls and Procedures                                               29

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                     30

Item 2. Changes in Securities and Use of Proceeds                             30

Item 3. Defaults Upon Senior Securities                                       30

Item 4. Submission of Matters to a Vote of Security Holders                   30

Item 5. Other Information                                                     30

Item 6. Exhibits and Reports on Form 8-K                                      30

SIGNATURES                                                                    31

CERTIFICATIONS                                                             32-33

EXHIBIT INDEX                                                                 34

                          PART I: FINANCIAL INFORMATION

Item 1:                     ON TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)
                                   (unaudited)

                                                                           September 30,        December 31,
                                                                                2002                2001
                                                                                ----                ----
Assets
Current Assets:
    Cash and cash equivalents                                             $         12,472     $          9,767
    Restricted cash                                                                  1,069                1,069
    Accounts receivable, net of allowances
         of $881 and $1,070 respectively                                             4,726                5,964
    Prepaid expenses and other current assets                                        1,217                1,016
    Deferred tax asset - current                                                       482                  433
                                                                          ----------------     ----------------
         Total current assets                                                       19,966               18,249

Property and equipment, net                                                          1,063                1,006
Deferred tax asset - long term                                                         482                  433
Other assets and deposits, net                                                         238                  428
                                                                          ----------------     ----------------
         Total assets                                                     $         21,749     $         20,116
                                                                          ================     ================

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                      $          2,773     $          2,435
    Accrued expenses                                                                 4,355                4,345
    Deferred revenue - short term                                                    4,840                4,754
                                                                          ----------------     ----------------
         Total current liabilities                                                  11,968               11,534

Stockholders' Equity:
    Preferred stock, $0.01 par value - 2,000,000 shares authorized -
         No shares issued and outstanding                                              ---                  ---
    Common stock, $0.01 par value -50,000,000 shares authorized -
         23,373,599 and 22,581,533 shares issued,
         and 23,358,599 and 22,566,533 shares
         outstanding, respectively                                                     234                  226
    Additional paid-in capital                                                      81,060               80,768
    Deferred stock-based compensation                                                  (87)                (126)
    Accumulated deficit                                                            (72,166)             (72,775)
    Accumulated other comprehensive income                                             787                  536
    Treasury stock, 15,000 shares at cost                                              (47)                 (47)
                                                                          ----------------     ----------------
         Total stockholders' equity                                                  9,781                8,582
                                                                          ----------------     ----------------
         Total liabilities and stockholders' equity                       $         21,749     $         20,116
                                                                          ================     ================

   The accompanying notes are an integral part of these consolidated financial statements.

                            ON TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                       Three Months                      Nine Months
                                                    Ended September 30,              Ended September 30,
                                                    -------------------              -------------------
                                                   2002            2001             2002             2001
                                                   ----            ----             ----             ----
Revenue:
-------
Net CCM and related products                    $     5,028     $     3,545      $    16,503     $     10,129
Service and maintenance                               3,435           2,194            9,041            6,099
Other                                                   ---             ---              ---              568
                                                -----------     -----------      -----------     ------------

     Total revenue                                    8,463           5,739           25,544           16,796
                                                -----------     -----------      -----------     ------------

Cost of Revenue:
---------------
Cost of CCM and related products revenue                723             655            3,090            1,998
Cost of service and maintenance revenue                 773             295            2,095              927
                                                -----------     -----------      -----------     ------------
     Total cost of revenue                            1,496             950            5,185            2,925
                                                -----------     -----------      -----------     ------------
     Gross Profit                                     6,967           4,789           20,359           13,871
                                                -----------     -----------      -----------     ------------

Operating expenses:
------------------
Sales and marketing                                   3,520           3,068            9,672            9,174
Research and development                              2,071           1,963            6,075            6,103
General and administrative                            1,178           1,728            3,741            3,817
                                                -----------     -----------      -----------     ------------
     Total operating expenses                         6,769           6,759           19,488           19,094
                                                -----------     -----------      -----------     ------------
     Income (loss) from operations                      198          (1,970)             871           (5,223)
Interest income, net                                     54              33               89              130
Other income (expense), net                              (6)            276              309           (1,608)
                                                -----------     -----------      -----------     ------------
     Income (loss) before provision for
       income taxes                                     246          (1,661)           1,269           (6,701)
Provision for income taxes                              230              33              660               66
                                                -----------     -----------      -----------     ------------
     Net income (loss)                          $        16     $    (1,694)     $       609     $     (6,767)
                                                ===========     ===========      ===========     ============

Basic net income (loss) per share               $      0.00     $     (0.11)     $      0.03     $      (0.44)

Diluted net income (loss) per share             $      0.00     $     (0.11)     $      0.03     $      (0.44)

Weighted average common
  shares outstanding - basic                     23,228,839      15,375,783       23,064,869       15,340,782

Weighted average common
  shares outstanding - diluted                   24,063,989      15,375,783       24,115,051       15,340,782

   The accompanying notes are an integral part of these consolidated financial statements

                            ON TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                   Nine Months
                                                                               Ended September 30,
                                                                               -------------------
                                                                             2002               2001
                                                                             ----               ----
Cash Flows from Operating Activities:
Net income (loss)                                                     $             609   $         (6,767)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
  Depreciation and amortization                                                     756                792
  Non-cash charges associated with the revaluation of
     intercompany loans to foreign subsidiaries (Note 6)                           (347)               477
  Stock-based compensation expense                                                   63                 55
  Provision for sales returns and allowances                                        (20)               ---
  Revaluation of notes payable                                                      ---                 95
  Warrant liability revaluation                                                     ---                984
  Changes in operating assets and liabilities:
    Accounts receivable                                                           1,258              1,867
    Prepaid expenses and other current assets                                      (201)              (236)
    Accounts payable                                                                338             (1,093)
    Accrued expenses                                                                 10                249
    Deferred revenue                                                                 86                410
                                                                      -----------------   ----------------
       Net cash provided by (used in) operating activities                        2,552             (3,167)
                                                                      -----------------   ----------------

Cash Flows from Investing Activities:
   Change in other assets and deposits                                               17                ---
   Purchase of property and equipment, net                                         (640)              (357)
                                                                      -----------------   ----------------
       Net cash used in investing activities                                       (623)              (357)
                                                                      -----------------   ----------------

Cash Flows from Financing Activities:
   Proceeds from the exercise of stock options                                      195                  9
   Proceeds from the sale of stock under the Employee
       Stock Purchase Plan                                                           75                 44
   Proceeds from the exercise of warrants                                             6                ---
                                                                      -----------------   ----------------
       Net cash provided by financing activities                                    276                 53
                                                                      -----------------   ----------------

Effect of exchange rates on cash and cash equivalents                               500               (266)
                                                                      -----------------   ----------------

Net increase (decrease) in cash and cash equivalents                              2,705             (3,737)

Cash and cash equivalents, beginning of period                                    9,767              9,437
                                                                      -----------------   ----------------

Cash and cash equivalents, end of period                              $          12,472   $          5,700
                                                                      =================   ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ON TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

1. Interim Financial Statements

     The accompanying unaudited consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals, consisting only of normal and recurring adjustments, which management considers necessary for a fair presentation of financial position as of September 30, 2002 and results of operations for the three and nine months ended September 30, 2002 and September 30, 2001. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

2. Stockholders' Equity

     In conjunction with an Exchange Agreement between the Company and two institutional investors dated December 18, 2000, the institutional investors exchanged warrants they had acquired in their December 1999 equity investment for new warrants to purchase a total of 2,800 shares of the Company's common stock for $0.01 per share and for contingent promissory notes from the Company totaling $1,000. In accordance with the Exchange Agreement terms, these notes were cancelled at December 31, 2001, because the average closing price for the shares of the Company's common stock on the last 20 days prior to December 31, 2001 exceeded $3.00 per share and a registration statement was effective during such period. The Company had recorded the notes payable issued as part of the exchange for the outstanding warrants at fair value in the accompanying consolidated financial statements. For the quarter ended September 30, 2001, the Company had recognized an increase in fair value of $100 as a charge to other expense in the Company's consolidated statement of operations. For the nine months ended September 30, 2001, the Company had recognized a net increase in the fair value of the debt of $95 as a charge to other expense in the Company's consolidated statement of operations.

     The Exchange Agreement was amended on June 28, 2001, which had the effect of changing the nature of the warrants to meet the criteria of equity instruments. Prior to the amendments, the Company designated and recorded the outstanding warrants to purchase 2,800 shares of common stock as a liability in accordance with EITF Issue No. 00-19. Accordingly, the outstanding warrants had been recorded at fair value at each exercise and reporting period date with any changes in the fair value included in the results of operations. Prior to the amendment in June 2001, the Company had recognized a charge of $984 related to an increase in the valuation of the warrants during the nine months ended September 30, 2001. This amount was included in other expense in the Company's consolidated statement of operations.

3. Concentration of Credit Risk

     The financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with two highly rated financial institutions. The Company's accounts receivable credit risk is not concentrated within any geographic area.

     During the three months ended September 30, 2002, no customer represented more than 10% of the Company's total revenue; during the three months ended September 30, 2001, one customer accounted for 16.9% of the Company's total revenue.

                            ON TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)


     During the nine months ended September 30, 2002 and 2001, one customer accounted for 12.4% and 13.6% of the Company's total revenue for each period, respectively.

     As of September 30, 2002, no customer represented more than 10% of the Company's accounts receivable. One customer represented 11.2% of the Company's accounts receivable at December 31, 2001.

4. Net Income (Loss) per Share

     Basic net income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. For the three and nine months ended September 30, 2002 and 2001, respectively, certain stock options and warrants have been excluded from the diluted weighted average shares outstanding calculation, as their effect would be anti-dilutive. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, only potential common shares with exercise prices in excess of the Company's average common stock fair value during the related period are considered anti-dilutive.

Basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

                                                                  Three Months                     Nine Months
                                                               Ended September 30,             Ended September 30,
                                                          ----------------------------    ----------------------------
                                                              2002            2001            2002            2001
                                                              ----            ----            ----            ----
Net income (loss)                                         $        16     $    (1,694)    $       609     $    (6,767)
                                                          ============    ============    ============    ============

Weighted average shares outstanding - basic                    23,229          15,376          23,065          15,341
Weighted average potential common stock                           835             ---           1,050             ---

                                                          ------------    ------------    ------------    ------------
Weighted average shares outstanding - diluted                  24,064          15,376          24,115          15,341
                                                          ============    ============    ============    ============


Basic net income (loss) per share                         $      0.00     $     (0.11)    $      0.03     $     (0.44)

Diluted net income (loss) per share                       $      0.00     $     (0.11)    $      0.03     $     (0.44)

Securities that were not included in diluted weighted average shares outstanding are as follows:

Common stock options and warrants                               3,514           5,607           3,029           5,706

                            ON TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

5.  Comprehensive Income (Loss)

     Total comprehensive income was $90 for the three months ended September 30, 2002 and total comprehensive loss was $1,808 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, total comprehensive income was $860 and total comprehensive loss was $6,508, respectively. Total comprehensive income (loss) consists of net income (loss) and the net change in the foreign currency translation adjustment, included in accumulated other comprehensive income, which is presented separately as a component of stockholders' equity.

6.  Foreign Currency Transaction Gains (Losses)

     During the quarters ended September 30, 2002 and 2001, the Company incurred a net foreign exchange loss of $6 and a net foreign exchange gain of $372, respectively. For the nine months ended September 30, 2002 and 2001, the Company incurred a net foreign exchange gain of $310 and a net foreign exchange loss of $541, respectively. These amounts primarily resulted from revaluing intercompany loans to foreign subsidiaries and U.S. dollar-denominated debt at a foreign subsidiary. The net foreign exchange gains or losses are included in other income (loss), net in the accompanying consolidated statement of operations. As of September 30, 2002, the Company had not entered into any foreign currency contracts to hedge this exposure.

7.  Segment Reporting

     For all periods presented, the Company operated in one reportable segment.

8.  Disposition of Meeting Maker Business

     On June 30, 2000, the Company entered into a license agreement with a newly organized privately held company named Meeting Maker, Inc. (MMI), which, among other things, provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code). The Company received quarterly royalty payments, subject to certain minimums, from MMI in connection with the exclusive license. All fees were recognized as earned. On June 29, 2001, MMI exercised its buyout option for the remaining minimum payments plus an additional fee. As a result of the buyout, there will be no future payments received by the Company under this agreement. The Company recognized $568 in royalty fees during the nine months ended September 30, 2001. This amount is shown as other revenue in the accompanying consolidated statement of operations.

9.  Letter of Credit

     As of September 30, 2002 and December 31, 2001, the Company had an outstanding $1,069 letter of credit guarantee outstanding securing its Waltham, Massachusetts leased facility, which expires in December 2002. The Company was required to maintain a cash balance of $1,069 as collateral for this guarantee. This amount is shown as restricted cash as of September 30, 2002 and December 31, 2001 in the accompanying consolidated balance sheet. At September 30, 2002, the Company had no line of credit arrangement. On October 22, 2002 the Company renegotiated the letter of credit (see Note 15)

10. Reclassifications

     Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

                            ON TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

11. Income Taxes

     The Company recorded tax provisions of $230 and $660 during the three and nine months ended September 30, 2002, respectively, and $33 and $66 for the three and nine months ended September 30, 2001. The tax provisions recorded in each of these periods principally reflect income taxes owed by the Company's profitable foreign operations; no tax benefit was recorded on losses in the United States.

12. Reimbursable Out-of-Pocket Expenses

     In November 2001, the Emerging Issues Task Force (EITF), a committee of the Financial Accounting Standards Board, issued Topic No. D-103 (Topic D-103) relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred are characterized as revenue in the statement of operations with corresponding costs included in cost of revenue. The Company adopted Topic D-103 on January 1, 2002 and reclassified prior periods to conform to Topic D-103 presentation. Prior to adoption, the Company had accounted for reimbursements received for out-of-pocket expenses incurred as an offset to costs incurred and all net amounts were reported as part of cost of service and maintenance revenue in the consolidated statement of operations. Accordingly, the Company recognized $30 for both the three months ended September 30, 2002 and 2001, as service and maintenance revenue and as a corresponding charge to cost of service and maintenance revenue in the consolidated statement of operations. For the nine months ended September 30, 2002 and 2001, the Company recognized $114 and $103, respectively, as an increase in service and maintenance revenue and as a corresponding charge to cost of service and maintenance revenue in the consolidated statement of operations. In January 2002, the EITF renamed Topic D-103 to EITF Issue 01-14; no changes were made to the guidance or effective date.

13. Stock Option Plans

     On May 16, 2002, the Company adopted the 2002 Employee and Consultant Stock Option Plan (the Plan). Pursuant to the Plan, the Company may grant to employees, directors and consultants of the Company statutory and non-statutory stock options to purchase up to 1,600 shares of common stock. Options are typically issued with exercise prices equal to the common stock's fair market value on the date of grant and vest over a four-year term. Options expire ten years from the date of grant. Consultants may receive options with shorter vesting periods or below market exercise prices.

     The Company also adopted the 2002 Directors Stock Option Plan (the "Director's Plan") on May 16, 2002. This plan provides for the granting of options to purchase up to 400 shares of common stock to directors who are not employees of the Company. Beginning in 2003, a non-statutory stock option to purchase 12,500 shares will be granted automatically to all eligible directors on the date of each Annual Meeting of the Company. Options are issued with exercise prices equal to the common stock's fair market value on the date of grant and vest over a three-year term. Options expire ten years from the date of grant.

     Both Plans are administered by the Company's Board of Directors. As of September 30, 2002, 1,977 shares remained available for grant under both Plans.

     The Company's prior option plans lapsed or have been terminated and the remaining 555 authorized but unissued stock options thereunder are no longer available for granting. Stock options granted under the prior option plans, which remain outstanding after the plan termination, were not impacted and will expire in accordance with their respective terms.

                            ON TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

14. Recent Accounting Pronouncements

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

15. Subsequent Events

     On August 21, 2002, the Company amended its Waltham office sublease agreement that previously expired in December 2002. The amendment called for the Company, subject to receipt of landlord approval and appropriate permits, to relocate on or about October 18, 2002 within the same building to approximately 23,000 square feet versus the 34,000 square feet previously leased. As part of this amended agreement, the Company is in the process of reducing its letter of credit guarantee, and the current collateral, to $100 (see Note 9). In connection with the amendment, the Company's new facility lease expires on September 30, 2006 and provides for total future minimum lease payments to be made by the Company as follows:

                                                 $

                      2002                     135

                      2003                     545

                      2004                     565

                      2005                     600

                      2006                     495
                                       ============

                                             2,340
                                       ============

     The amended sublease also provides for prorata amounts payable based on increases in real estate taxes and other common area charges above those incurred in 2003 (the base year). There is also a renewal option exercisable for an additional 28 months at a market rate to be determined.

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

         At September 30, 2002, the Company had approximately 180 employees worldwide, of which approximately 110 were located in Europe. The Company's headquarters is located in Waltham, Massachusetts and its main European office is located in Starnberg, Germany. For the quarter ended September 30, 2002, the United States accounted for approximately 18% of total revenue compared to 27% for the same period in 2001; for the nine months ended September 30, 2002, the United States accounted for approximately 29% of total revenue as compared to 26% for the same period in 2001.

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

         The Company's significant accounting policies are described in Note 1 to its consolidated financial statements included in Item 14 of its Form 10-K. The Company believes the following accounting policies are critical to an understanding of its financial statements and involve the more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Accounting for Income Taxes

         As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets, which are included within the consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and if the Company does not believe it meets the "more likely than not" threshold, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company must record an expense within the tax provision in the consolidated statement of operations.

         Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company had recorded a valuation allowance of $22.3 million as of September 30, 2002, due to uncertainties related to its ability to utilize a significant portion of its deferred tax assets. The valuation allowance is based on the Company's estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable, specifically, a full valuation allowance has been recorded against all U.S. deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

         The net deferred tax asset as of September 30, 2002 was $964 thousand, net of the aforementioned valuation allowance. The net deferred tax assets relates entirely to the Company's German operations, management believes this asset is realizable as of September 30, 2002.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                                        Three Months Ended                     Nine Months Ended
                                                 --------------------------------      ---------------------------------
                                                  September 30,    September 30,        September 30,     September 30,
                                                      2002             2001                 2002              2001
                                                      ----             ----                 ----              ----
Revenue:
     Net CCM and related products                          59.4%            61.8%                64.6%             60.3%
     Service and maintenance                               40.6%            38.2%                35.4%             36.3%
     Other                                                    -                -                    -               3.4%
                                                 -------------------------------       --------------------------------
         Total revenue                                    100.0%           100.0%               100.0%            100.0%

Cost of revenue:
     Cost of CCM and related products revenue               8.6%            11.4%                12.1%             11.9%
     Cost of service and maintenance revenue                9.1%             5.1%                 8.2%              5.5%
                                                 -------------------------------       --------------------------------
         Total cost of revenue                             17.7%            16.5%                20.3%             17.4%
                                                 -------------------------------       --------------------------------
Gross profit                                               82.3%            83.5%                79.7%             82.6%
                                                 -------------------------------       --------------------------------
Operating expenses:
     Sales and marketing                                   41.6%            53.5%                37.9%             54.7%
     Research and development                              24.5%            34.2%                23.8%             36.3%
     General and administrative                            13.9%            30.1%                14.6%             22.7%
                                                 -------------------------------       --------------------------------
         Total operating expenses                          80.0%           117.8%                76.3%            113.7%
                                                 -------------------------------       --------------------------------
 Income (loss) from operations                              2.3%           (34.3)%                3.4%            (31.1)%
 Interest income, net                                       0.7%             0.6%                 0.4%              0.8%
 Other income (expense), net                               (0.1)%            4.8%                 1.2%             (9.6)%
                                                 -------------------------------       --------------------------------
  Income (loss) before
    provision for income taxes                              2.9%           (28.9)%                5.0%            (39.9)%
 Provision for income taxes                                 2.7%             0.6%                 2.6%              0.4%
                                                 -------------------------------       --------------------------------
  Net income (loss)                                         0.2%           (29.5)%                2.4%            (40.3)%
                                                 ===============================       ================================

Net CCM and Related Products. The Company's net CCM and related products revenue is derived primarily from the licensing of software products. For the three months ended September 30, 2002, this revenue increased $1.5 million or 42% from the same period in 2001. This increase is primarily due to an additional $1.1 million in CCM license revenue and $600 thousand in third party software license revenue due to revenue growth of 88% in Europe over the same period in 2001, offset by a decrease in like US revenue. For the nine months ended September 30, 2002, CCM and related products revenue increased $6.4 million or 63% from the same period in 2001. This nine-month increase is primarily due to an increase of $3.9 million in CCM license revenue and approximately $1.5 million in third party software license revenue. The US experienced an 89% growth in CCM and related products revenue for the first nine months of 2002 as compared to the same period in 2001, resulting from an increase in the number of US enterprise deals in the first half of 2002, while like European revenue grew at 54%. For the three and nine months ended September 30 2002, hardware sales to one European customer decreased by $250 thousand and increased by $900 thousand, respectively, over the same periods in 2001. The Company believes hardware sales will greatly diminish going forward because the customer will be dealing with its suppliers directly.

Service and Maintenance. The Company's service and maintenance revenue consists of maintenance revenue, training and professional services. This revenue increased by $1.2 million or 57% from the three months ended September 30, 2001 as compared to the same period in 2002. The increase was primarily due to an increase in maintenance revenue of $820 thousand, resulting from an increase in the Company's customer base. Additionally, US consulting and training revenue increased $219 thousand over the same period in 2001. For the nine months ended September 30, 2002, this revenue increased by $2.9 million or 48% from the same period in 2001. Like the quarter, this increase was primarily due to an increase in maintenance revenue of $2.3 million, as a result of an increase in the Company's installed base. Additionally, US consulting and training revenue increased by $516 thousand over the same period in 2001.

Other. For the nine months ended September 30, 2001, the Company's other revenue was $568 thousand, consisting of royalties associated with the licensing of the Company's Meeting Maker technology to Meeting Maker, Inc. (MMI). This revenue had no associable cost in the period. As the June 2001 payment included a buyout exercised by MMI, the Company does not expect any additional revenue from the Meeting Maker product line.

Cost of CCM and Related Products Revenue. Cost of CCM and related product revenue consists primarily of expenses associated with product documentation, production and fulfillment costs, costs of European hardware sales and royalty and license fees associated with products that are licensed from third party developers. Cost of CCM and related products revenue, as a percentage of like revenue, was 14.4% and 18.5% for the three months ended September 30, 2002 and 2001, respectively. This percentage decrease primarily was due to decreased hardware sales and related costs in 2002 and an increase in high margin revenue over 2001. For the nine months ended September 30, 2002 and 2001, cost of CCM and related products revenue, as a percentage of like revenue, was 18.7% and 19.7%, respectively. This decrease is principally due to higher third party costs in 2001, partly as a result of a lower margins realized on a significant 2001 enterprise deal.

Cost of Service and Maintenance Revenue. Cost of service and maintenance revenue consists primarily of expenses associated with direct consulting and training costs as well as costs of the Company's help desk. Cost of service and maintenance, as a percentage of like revenue, was 22.5% and 13.4% for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, cost of service and maintenance, as a percentage of like revenue, was 23.2% and 15.2%, respectively. These increases were primarily attributable to increased utilization of the US consulting group, which generated the aforementioned additional $219 thousand and $516 thousand in consulting and training revenue, respectively, for the three and nine months ended September 30, 2002 versus the same periods in 2001.

Sales and Marketing Expense. Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail and telemarketing campaigns and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of trade shows, seminars, conferences, travel and telephone and information technology costs associated with sales activities. Prior to 2002, sales and marketing also included the cost of public relations. In 2002, the general and administrative department is coordinating the public relations function. Sales and marketing expense increased $452 thousand for the three months ended September 30, 2002, over the comparable period in 2001. The increased spending is primarily due to an increase in sales salaries and commissions of $521 thousand as a result of higher commissionable revenue and 16 additional employees in the sales organization. Additionally, promotional spending increased by $287 thousand for seminars & trade shows and was offset by a $350 thousand decrease in outside consultants, primarily resulting from Europe hiring or replacing many of its sales consultants with full time employees. Additionally, 2001 also included $34 thousand in public relations costs. For the nine months ended September 30, 2002, sales and marketing expense increased by $498 thousand over the same period in 2001. The increased spending is primarily due to an increase in sales salaries and commissions of $1 million as a result of higher revenue and the aforementioned addition of sales personnel. This increase was offset by a $591 thousand decrease in outside consultants related to the aforementioned hiring or replacing of European consultants. Promotional spending for the nine months ended September 30, 2002 also increased by $161 thousand, principally due to seminars and trade shows. Additionally, 2001 also included $118 thousand in public relations costs.

Research and Development Expense. Research and development expense includes costs associated with the development of new products, the enhancement of existing products and costs associated with providing indirect technical support, training and consulting, as well as certain information technology costs. Research and development expenses increased $108 thousand for the three months ended September 30, 2002, over the comparable period in 2001. The increase was primarily due to an increase in consultant expense in Europe of $120 thousand and an increase in allocated occupancy costs of $230 thousand. The majority of these increased costs were offset by an increase in the utilization of the consulting group in the United States during 2002 to support professional services revenue resulting in those costs being recorded as cost of revenue. For the nine months ended September 30, 2002, research and development costs decreased $28 thousand over the same period in 2001. The decrease is due to an increase in allocated occupancy costs of $530 thousand, the aforementioned consultant costs of $120 thousand and an increase in incentive compensation of $280 thousand due to a 2002 compensation program designed to reward the consulting group based on defined performance targets. These increased costs were offset by an increase in the utilization of the consulting group in the United States during 2002 to support professional services revenue resulting in those costs being recorded as cost of revenue.

General and Administrative Expense. General and administrative expense includes executive compensation and the continued administrative expense associated with the Company's foreign operations, executive support costs, accounting operations, planning, investor relations, public relations and other public company costs, and business development operations. General and administrative expense decreased approximately $550 thousand during the three months ended September 30, 2002 versus the same period in 2001. This decrease principally resulted from the absence of $482 thousand in acquisition evaluation costs in 2001 as well as a decrease in provision for bad debt of $199 thousand due to the 2001 provision increase in Europe as a result of increased reseller exposure. The expense reductions were partially offset by increased accounting and tax expenses of $71 thousand for foreign tax planning and assistance with ongoing tax audits. Additionally, incentive compensation expense was higher by $44 thousand in 2002 due to a lowering of estimated payouts in the third quarter of 2001. Finally, public relations expenses, previously recorded in the marketing department, totaled $25 thousand. For the nine months ended September 30, 2002, general and administrative expense decreased approximately $76 thousand over the same period in 2001. Increases in incentive compensation, audit and tax fees, and public relations and decreases in consulting fees and bad debt provision as discussed above also impacted the nine-month comparison. In addition, investor relation costs increased $80 thousand due to an increased emphasis on investor communications and insurance costs increased $110 thousand, principally due to an increase in directors and officers insurance.

Interest Income, Net. For the three months ended September 30, 2002, net interest income increased approximately $21 thousand from the same period in 2001. This increase was due to an increase in cash available for investing purposes of approximately $6.8 million offset by reduced investment yields. For the nine months ended September 30, 2002, interest income decreased $41 thousand over the same period in 2001. This decrease was primarily due to a 2002 interest assessment of $30 thousand related to a prior year tax audit as well as reduced yields on invested cash balances.

Other Income (Expense), Net. Other income (expense), net for the three and nine months ended September 30, 2002 consisted primarily of a $5 thousand charge and $347 thousand non-cash credit from the exchange rate impact on temporary intercompany obligations, respectively, as a result of the changing value of the Euro in relation to the U.S. dollar.

For the three months ended September 30, 2001, other expense, net consisted primarily of non-cash charges from revaluation of the notes payable and from the exchange rate impact on temporary intercompany obligations. The Company recognized a charge of $100 thousand from the revaluation of the notes payable to these institutional investors (see Note 2 of the notes to the condensed consolidated financial statements in this Form 10-Q for a more complete discussion of these transactions). Due to a strengthening of the Deutsche Mark against the U.S. dollar, the Company also recognized a non-cash credit of $400 thousand on its temporary intercompany obligations for the quarter ended September 30, 2001.

For the nine months ended September 30, 2001, the charge of $1,608 thousand principally consists of a $984 thousand charge on the unexercised warrants, a $95 thousand charge on the revaluation of notes payable to the institutional investors, and a $477 thousand foreign exchange charge on its temporary intercompany obligations.

The Company continues to evaluate hedging alternatives and is working with its advisors and financial institutions to maintain its strategy of repatriating funds while minimizing realizable foreign exchange losses and income taxes.

Income Taxes. For the three and nine months ended September 30, 2002, the Company recorded an income tax provision of $230 thousand and $660 thousand, respectively, primarily to reflect estimated foreign taxes due by its profitable foreign operations; no tax benefit was recorded on losses in the United States. The Company continues to work with its tax advisors to develop additional tax strategies to minimize foreign income taxes payable.

Due to the Company's taxable net loss position, both domestically and internationally, a minimal tax provision of $33 thousand and $66 thousand was recorded for the three and nine months ended September 30, 2001, respectively.

Liquidity and Capital Resources

         The Company has funded its operations to date primarily through private and public placements of capital stock and the net proceeds received from the sale of product lines. At September 30, 2002, the Company had available cash and cash equivalents of $12.5 million and working capital of $9.8 million. As of September 30, 2002, the Company also had restricted cash of $1.1 million securing the Company's Waltham, Massachusetts facility lease.

         Net cash provided by (used in) operating activities for the nine months ended September 30, 2002 and 2001 was $2.6 million and ($3.2) million, respectively. In 2002, net cash provided by operating activities consisted mainly of net income of $609 thousand adjusted for non-cash depreciation and amortization of $819 thousand and a non-cash credit of $347 thousand relating to the revaluation of intercompany balances, a decrease in accounts receivable of $1.2 million and an increase in accounts payable of $338 thousand. In 2001, net cash used in operating activities consisted mainly of a net loss of $6.8 million and a decrease in accounts payable of $1.1 million, offset by non-cash charges for the unexercised warrants and revaluation of notes payable of $1.1 million, a decrease in accounts receivable of $1.9 million, depreciation and amortization of $847 thousand, a non-cash charge of $477 thousand due to foreign exchange on intercompany balances and an increase in deferred revenue of $410 thousand.

         Net cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $623 thousand, and $357 thousand, respectively. Both of these amounts related primarily to the purchase of computer equipment.

         Net cash provided by financing activities for the nine months ended September 30, 2002 and 2001 was $276 thousand and $53 thousand, respectively. In 2002, this cash activity resulted from the exercise of stock options of $195 thousand, the sale of stock under the Employee Stock Purchase Plan of $75 thousand and the exercise of warrants of $6 thousand. In 2001, this cash activity resulted from the exercise of stock options of $9 thousand and the sale of stock under the Company's 1995 Employee Stock Purchase Plan of $44 thousand.

     On August 21, 2002, the Company amended its Waltham office sublease agreement, which previously expired in December 2002. The amendment called for the Company, subject to receipt of landlord approval and appropriate permits, to relocate on or about October 18, 2002 within the same building to approximately 23,000 square feet versus the 34,000 square feet previously leased. As part of this amended agreement, the Company is in the process of reducing its letter of credit guarantee, and the current collateral, to $100 (see Note 9). In connection with the amendment, the Company's new facility lease expires on September 30, 2006 and provides for total future minimum lease payments to be made by the Company as follows:

                                                $

                               2002           135

                               2003           545

                               2004           565

                               2005           600

                               2006           495
                                         =========
                                            2,340
                                         =========

         For the nine months ended September 30, 2002, the Company's cash and cash equivalents increased by $2.7 million compared to negative cash flows of $3.7 million for the same period in 2001. The Company believes that its available cash resources, including cash and cash equivalents and cash it expects to generate from sales of products and services, will be sufficient to finance presently anticipated operating expenses and capital expenditure requirements at least through the next twelve months. The future liquidity of the Company is, however, dependent on a number of factors, including but not limited to, the Company's ability to reach forecasted sales targets and to maintain current expense levels. There can be no assurance that the Company will not require additional capital resources during this period of time. If the Company does require additional capital resources, it may seek to sell additional equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to the Company.

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

Although we had an operating profit of $871 thousand for the nine months ended September 30, 2002, for the fiscal year ended December 31, 2001, we had an operating loss of approximately $5.0 million producing significant negative cash flow. Both management's 2002 operating plan and its initial expectations for 2003 indicate that the Company will be operationally profitable for 2002 and 2003. Based upon these assumptions, management believes the Company has sufficient cash to fund its operations for the next twelve months. If the Company is unable to attain forecasted revenue levels and management is unsuccessful in controlling expenses, the Company may have to seek additional external equity or debt financing to continue its operations. There can be no assurance that we will be able to secure such external financing.

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

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS

For the years ended December 31, 2001, 2000 and 1999, two customers accounted for $4.3 million (17.8%), $6.3 million (24.0%), and $7.4 million (24.0%) of total revenue, respectively. For the three months ended September 30, 2002, no customer accounted for more than 10% of total revenue. For the nine months ended September 30, 2002, one customer accounted for $3.2 million (12.4%) of total revenue. It is possible that, in the future, other customers will account for more than 10% of ON's total revenue. The loss of significant customers could have a materially adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

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

THE INTENSE COMPETITION IN THE MARKET FOR OUR PRODUCTS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS

The market for our products is highly competitive, and we expect competition to continue to increase in the future. We believe that the principal competitive factors affecting the market for our products include brand name recognition, company reputation, performance, functionality, ease-of-use, breadth of product line, quality, customer support, adherence to industry standards, integration with third-party solutions and price.

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

..    Software companies such as Novidigm and Marimba and others who provide software management utilities and suites such as Symantec, Intel, and Altiris;

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

Based on management's 2002 forecasts and initial expectations for 2003, product development, marketing and sales costs for our current products are expected to range from approximately $1.75 million to $1.9 million per month. Based on our existing cash and forecasted revenue, we believe that we have enough cash to fund these costs for the next 12 months. There can be no assurance, however, that our estimate of the marketing, sales and product development costs of the CCM products is correct, or that these costs will not exceed our available financial resources, or that we will be able to locate additional sources of financing, if and when needed.

OUR INCREASING RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

For fiscal years 2001, 2000, and 1999, total international revenue from the Company's foreign subsidiaries and other foreign sources was 74%, 67% and 51% of total revenue, respectively. For the quarter ended September 30, 2002, total international revenue from the Company's foreign subsidiaries was 82%. For the nine months ended September 30, 2002, total international revenue from the Company's foreign subsidiaries was 71%. We expect that international revenue will continue to constitute a significant portion of our total revenue in the future. Accordingly, a significant percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates on demand for our products, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on our future international license revenue.

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

      .  changes in our pricing policies or those of our competitors;

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

The risks described above, either individually or in the aggregate, could materially adversely affect our business, operating results, and financial condition. Future acquisitions, if any, could provide for consideration to be paid in cash, shares of ON common stock, Company debt, or a combination of cash, ON common stock, and Company debt.

OUR ABILITY TO MANAGE GROWTH WILL AFFECT OUR ABILITY TO ACHIEVE AND MAINTAIN PROFITABILITY

Over the last 4 years, total CCM and related revenue has increased significantly from $11.3 million in fiscal 1998 to $23.7 million in fiscal 2001 and $25.5 million year to date. If we achieve our future growth plans, such growth may burden our operating and financial systems. This burden will require large amounts of senior management attention and will require the use of other ON resources. Our ability to compete effectively and to manage future growth (and our future operating results) will depend in part on our ability to implement and expand operational, customer support, and financial control systems and to expand, train, and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to do so could materially adversely affect our business, condition (financial or otherwise), prospects and results of operations.

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

THE SHARES OF COMMON STOCK ISSUED UPON EXERCISE OF CERTAIN WARRANTS WILL HAVE A DILUTIVE EFFECT

In 2000, we entered into exchange agreements with two institutional investors pursuant to which the investors exchanged certain existing warrants for new warrants exercisable for an aggregate of 2,800,000 shares of common stock and promissory notes in the aggregate principal amount of $1 million (which were cancelled on December 31, 2001). The number of shares of ON's common stock issued or issuable upon exercise of the new warrants (the "Warrant Shares") was fixed at 2,800,000 in the aggregate (subject to adjustment for stock splits, stock dividends and similar events and to weighted average antidilution adjustments in the case of certain below-market securities issuances by ON); however, because the exercise price is $0.01 per share (subject to adjustment for stock splits, stock dividends and similar events and to weighted average antidilution adjustments in the case of certain below-market securities issuances by ON), the issuance of the Warrant Shares has (in the case of Warrant Shares already issued) or will have a dilutive effect on the stockholders of ON. As of November 11, 2002, 2,549,563 Warrant Shares had been issued and 250,437 Warrant Shares remained issuable.

RISK OF DELISTING BY THE NASDAQ STOCK MARKET

Under rules adopted by the NASDAQ Stock Market, ON's common stock is subject to possible delisting from the NASDAQ National Market if, among other requirements, the minimum bid price for the Company's common stock falls below $1.00 for a period of 30 consecutive business days or if the Company's stockholders' equity falls below $10 million. An issuer failing to meet the minimum stockholders' equity requirement can avoid delisting if it satisfies an alternative-listing standard that imposes, among other requirements, a minimum bid price of $3.00.

As of September 30, 2002, ON's stockholders equity was $9.8 million and at November 11, 2002, the closing bid price of ON's common stock was $2.70. As a result, management anticipates that shortly after filing this Quarterly Report on Form 10-Q, ON will be notified by the NASDAQ Stock Market that ON's common stock no longer meets the requirements for continued listing on the NASDAQ National Market and that the NASDAQ Stock Market intends to commence the process of delisting ON's common stock. Based on management's operating estimates for the fourth quarter of 2002 and initial operating expectations for the first quarter of 2003, management believes that ON's stockholders' equity will shortly exceed $10 million and that, as a result, the NASDAQ Stock Market process for delisting ON's common stock process will cease. If management's expectations are incorrect, however, ON's common stock may be delisted unless ON takes affirmative action to increase its stockholders' equity (such as by issuing securities in an equity financing) or it satisfies an alternative listing standard. Delisting could have a material adverse effect on the price of ON's common stock and on the level of liquidity currently available to the Company's shareholders.

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

     Foreign Currency Risk. International revenue from the Company's foreign subsidiaries and other foreign sources for the quarter ended September 30, 2002 was approximately 82% of total revenue. International sales are made primarily from the Company's subsidiary in Germany and are denominated in the local currency. Accordingly, the Company's German subsidiary uses the local currency as its functional currency. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

     Investment Risk. The Company may invest in the future in the equity instruments of privately held companies for business and strategic purposes. However, as of September 30, 2002, the Company holds no such material investments. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.

Item 4: Controls and Procedures.

     a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, September 30, 2002

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

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The exhibits listed in the accompanying Exhibit Index on page 34 are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

          (b)  Reports on Form 8-K

               None

                   ON TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, September 30, 2002

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

                                      ON TECHNOLOGY CORPORATION


                                      /s/ Robert L. Doretti
                                      ------------------------------------------

Date: November 13, 2002               Name:  Robert L. Doretti
                                      Title: Chairman, President, and
                                      Chief Executive Officer

                                      /s/ Steven R. Wasserman
                                      ------------------------------------------

Date: November 13, 2002               Name:  Steven R. Wasserman
                                      Title: Vice President of Finance,
                                             Chief Financial Officer, and
                                             Chief Accounting Officer

               CERTIFICATIONS REQUIRED BY RULES 13A-14 AND 15D-14

                    UNDER THE SECURITIES EXCHANGE ACT OF 1934

                           Certification of President

I, Robert L. Doretti, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ON Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                        /s/ Robert L. Doretti
                                          --------------------------------
                                          Name:  Robert L/Doretti

                                          Title: Chairman, President, and
                                                 Chief Executive Officer

        Certification of Chief Financial Officer/Chief Accounting Officer

I, Steven R. Wasserman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ON Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                            /s/ Steven R. Wasserman
                                             --------------------------------
                                             Name:  Steven R. Wasserman

                                             Title: Vice President of Finance,
                                                    Chief Financial Officer, and
                                                    Chief Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.          EXHIBIT TITLE
-----------          -------------
10.1*#               Employment letter between ON Technology and Michael Carey
                     dated August 8, 2002

99.1#                Certification of Chief Executive Officer


99.2#                Certification of Chief Financial Officer

--------------------------
# Filed with this report.

+ Previously filed.

* Management contracts or compensatory plans or arrangements covering executive officers or directors the Company.