Form 10-K
period 2002-12-31
ON TECHNOLOGY CORP
filed 2003-03-28
CIK 925288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

Commission file number 0-26376

ON TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3162846
(State of incorporation)	(IRS Employer Identification Number)

880 Winter Street, Building 4, Waltham, Massachusetts 02451-1449

(781) 487-3300

(Address and telephone of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): YES ☐    NO ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $31,436,150, based on the closing price of the registrant’s Common Stock ($1.80) on June 28, 2002 (the last business day of the registrant’s most recently completed second quarter), as reported by the NASDAQ National Market.

The number of shares of Common Stock, $0.01 par value, outstanding as of March 24, 2002 was 23,819,594.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required by Part II, Items 5 and 9 and Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from specified portions of the Registrant’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders scheduled for May 15, 2003.

ON TECHNOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

Note: ON Technology, the ON Technology Logo, ON iCommand, ON Command, ON Command CCM, CCM, TURN IT ON, ON Command Remote, and ON Command Discovery are either registered trademarks or trademarks of ON Technology Corporation in the United States, European Union, Australia, Canada, and/or other countries. Other products and company names mentioned herein may be trademarks of their respective owners.

IMPORTANT INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Company’s prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K and the documents incorporated in it by reference contain certain forward-looking statements within the meaning of the Federal Securities Laws regarding the Company’s plans, objectives, expectations and intentions. Readers can identify these statements by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” and “will” or similar words. You should read statements that contain these words carefully. They may discuss the Company’s future expectations, contain projections of the Company’s future results of operations or financial condition or state other forward-looking information, and may involve known and unknown risks over which the Company or management has no control. Readers should not place undue reliance on forward-looking statements. The Company cannot guarantee any future results, levels of activity, performance or achievements. Moreover, the Company assumes no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. READERS SHOULD PAY PARTICULAR ATTENTION TO THE CONSIDERATIONS DESCRIBED IN THE SECTION OF THIS REPORT ENTITLED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS.” This section of this Annual Report identifies important factors that may cause actual results to differ materially from the expectations described in the Company’s forward-looking statements. Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

Part I

Item 1.     Business

THE COMPANY

ON Technology Corporation is a leading provider of enterprise infrastructure management solutions that enable large and geographically-distributed organizations to optimize the flexibility, reliability, and security of their IT infrastructures, while simultaneously reducing operational costs.

Our open and scalable solutions are used to remotely manage a wide range of computing systems and devices over both wired and wireless networks, including corporate networks and the Internet. Typical managed devices include desktops, mobile PCs, PDAs/handhelds, servers, retail Point-of-Sale (POS) terminals, banking workstations, Internet kiosks, and other vertically-specialized devices.

Customers leverage our solutions to manage a range of functions in the lifecycle of their devices, such as initial provisioning, operating system and application deployment, ongoing application and security updates, disaster recovery, and de-provisioning.

As of December 31, 2002, we had licensed our software to over 825 customers worldwide, including ABC National Television Sales, Canon, Carnival Cruise Lines, Credit Suisse, DaimlerChrysler, Kaiser Permanente, New York Life, OfficeMax, Pfizer, Staples, SunTrust Banks, Swiss International Air Lines, The Home Depot,

T-Systems, and Volvo.

The Company was incorporated in Delaware in 1985. Its corporate headquarters is located at 880 Winter Street, Waltham, Massachusetts 02451-1449. The telephone number is 781-487-3300. The Company’s website is www.on.com.

INDUSTRY BACKGROUND

The evolution of enterprise computing from centralized, mainframe-based computing to distributed multi-platform computing (e.g., Windows, Linux, Unix, Pocket PC, etc.), combined with a highly dynamic and competitive global business environment, has created a number of critical challenges for enterprise IT organizations and service providers:

•	As businesses grow, acquire or merge with other organizations, and as they upgrade to the latest technology in order to remain competitive, IT organizations are now required to rapidly provision new systems, de-provision older devices, and deploy new operating systems such as Windows XP to existing devices, often in remote locations.

•	A constant stream of software updates, from core operating system updates and security patches to business-driven enhancements for mission-critical applications, must now be managed and rapidly deployed across multiple platforms and types of networks, including Local Area Networks (“LANs”), Wide Area Networks (“WANs”), wireless networks and the Internet.

•	Organizations must now be prepared to rapidly recover from business interruptions caused by fast-spreading viruses and potential physical destruction.

•	According to Gartner, Inc., the percentage of laptop users in enterprises has increased from 10 percent to 20 percent of users in 1999, to 20 percent to 40 percent in 2002, and this trend is likely to continue. Similarly, industry analysts estimate that by the end of 2006, roughly 66% of all U.S. workers will be mobile workers. This rapid growth in mobile and remote workers, which includes personnel such as field-based staff and home workers, has resulted in increased end-user demand for remote IT support, often outside of normal business hours. Similar demands are placed on IT organizations supporting large retail businesses, which employ clerical workers operating remote computing devices such as POS terminals and Internet kiosks.

•	The need to tightly control costs has resulted in a corresponding reduction in the number of skilled IT personnel available to implement both day-to-day and strategic technology initiatives. As a result, IT organizations are increasingly being called upon to “do more with less.”

Traditionally, IT tasks such as software installation, configuration and troubleshooting have been handled via “sneakernet”—for example, by physically sending skilled IT technicians to remote locations such as branch offices, factories, retail stores, or bank branches. This time-consuming approach not only raises operational costs, but also significantly decreases IT service quality, resulting in reduced end-user productivity. For example, Gartner estimates that mobile and remote users can experience up to 10 times more downtime per incident than in-office users; Gartner also estimates that it costs up to 50 percent more to perform a software upgrade for mobile and remote users than for corporate users. In retail environments, reduced IT response times and correspondingly higher downtime can have even more serious repercussions such as lost customers and lost revenue.

Industry analysts estimate the market for worldwide enterprise system management was $13.5 billion in 2001 and projects this market will increase to $23.9 million by 2005. ON participates in many segments within this market and may expand to other segments in the future.

THE ON SOLUTION

Our products are designed to reduce operational costs while increasing the flexibility, reliability and security of business-critical applications, and enhancing both IT and end-user productivity.

This is accomplished by simplifying and automating existing, manual IT processes, and transforming them into unattended operations that can be performed on multiple systems simultaneously—across the enterprise and across all types of devices and networks—in a dynamic and adaptive manner.

In addition, our solutions allow IT organizations to efficiently track detailed hardware and software configuration information in standard SQL databases, and access management information and functions via intuitive, point-and-click, graphical interfaces. Our products are based on an open, scalable, standards-based and extensible architecture, providing maximum flexibility and ease-of-integration with existing IT environments.

ON Command CCM®, our traditional solution for Windows-based systems and devices, is typically used to “push” software across corporate LANs and WANs to hundreds or thousands of users from centralized servers.

ON iCommand™ builds upon the field-proven robustness of ON Command CCM while extending its capabilities, through the use of its new Java-based agent and server technology, to non-Windows platforms such as Linux for the first time, while adding enhanced capabilities for mobile and remote users, including users connected over the Internet. ON iCommand also includes a new Web-based administrative console, as well as an enhanced “self-service IT” module that further reduces IT load by allowing users to install and configure optional software in a controlled manner, from the convenience of their Web browsers, without requiring direct involvement by IT personnel. In early 2003, ON plans to add support for managing additional platforms such as Pocket PC, Sun Solaris, HP-UX, and Mac OS X.

ON Command Remote™ is a remote control program for Help Desk professionals and service providers that is integrated with ON iCommand and ON Command CCM. ON Command Remote allows technicians to view remote screens and operate remote keyboards, without leaving their consoles, in order to remotely diagnose problems and reconfigure devices.

ON Command Discovery™ is a network inventory program that identifies which software and hardware assets are present, where they are located, how they are configured, and when any changes are made to them. The program also provides software usage information and Web-based reporting, and is integrated with ON iCommand and ON Command CCM.

Key differentiating attributes of ON’s management offering include:

•	Addresses Full “Cradle-to-Grave” Lifecycle of Managed Devices: The ON management offering addresses all phases of the device lifecycle in a single integrated system, for any Intel-based system or device, including: initial system provisioning; deployment of operating systems, applications and content or data files such as price lists; ongoing updates such as security patches, anti-virus updates, service packs and configuration management updates; one-click disaster recovery; and de-provisioning. The ON solution can also be used to automate the enterprise-wide roll-out of Windows XP and Linux.

•	Provides Multi-Platform, Multi-Network Support in a Single Unified Solution: ON offers a single unified solution for managing heterogeneous environments of both Windows and non-Windows devices, across both high-speed networks such as LANs and slower connections such as wireless and dial-up networks, from a common console and back-end management infrastructure. ON’s unified approach reduces the learning curve and increases IT efficiency compared to implementing multiple, isolated and specialized point solutions for each type of managed device (local versus mobile, Windows versus Linux, desktop versus handheld, etc.). Support for HTTP and SSL, the standard protocols used on the Web, allows IT organizations to securely manage users outside their corporate firewalls, such as mobile and home users. Other capabilities provided specifically for mobile and remote users are aimed primarily at minimizing bandwidth usage and download times. These capabilities include: file- and byte-level differencing; dynamic bandwidth throttling; checkpoint restart; encryption; and compression.

•	Leverages Reliability of Manufacturer-Supplied Installation Programs: ON solutions install software “natively” by executing original, software manufacturer-supplied installation programs on target devices. This native installation approach is more reliable than traditional “snapshot” or application imaging software distribution approaches because native installations are more flexible and typically adapt in real-time to the configuration of target devices. In comparison, “snapshot” approaches are typically less reliable because they copy identical sets of files and configuration changes to all target devices, without leveraging the flexibility and built-in intelligence of native installers. ON also supports native installation of applications that are compatible with the Microsoft Windows Installer (MSI) standard.

•

Scalable Enterprise Architecture:    The ON architecture is designed to efficiently support large numbers of managed devices located in multiple distributed locations. Enterprise features include a multi-tier architecture with fan-in/fan-out distribution and bandwidth management; grouping; real-time enterprise console; integration with directory services such as Microsoft Active Directory; detailed logging; and a flexible packaging technology that allows a single package to be re-used across multiple diverse target configurations.

•	Java-Based, Platform-Independent Architecture for Heterogeneous Environments: Unlike Microsoft-focused solutions, ON’s management solution has been largely implemented in Java and incorporates a standard, platform-independent, SQL database. This makes it easy to integrate with existing heterogeneous IT environments consisting of both Windows and non-Windows systems. It also makes it easy to port both the server and agent components to other Java-enabled platforms in the future, as market needs evolve. ON’s management server is currently available for Sun Solaris, HP-UX, Windows NT, Windows 2000 Server and Advanced Server, with additional support for Linux and Windows .NET Server planned for 2003. ON’s management server is currently available for Sun Solaris, HP-UX, Windows NT, Windows 2000 Server and Advanced Server, with additional support for Linux and Windows .NET Server expected for 2003. ON also supports de facto industry standards such as the Intel Wired for Management specification (including Wake-on-LAN and Preboot eXecution Environment, or PXE), and the Microsoft Management Console (MMC) framework, in addition to support for administration using any standard Web browser.

•	Open Architecture: ON provides a range of open and published interfaces that allow customers and partners to add value via customized procedures and integration with third-party products such as network management frameworks, Help Desk systems, directory services, and external SQL databases. These interfaces include Open Database Connectivity (ODBC) and Java Database Connectivity (JDBC), as well as a full Java programming interface. A command-line interface typically used in conjunction with standard scripting languages such as PERL is also available. In addition, unlike closed solutions that rely on proprietary packaging and imaging formats, ON’s open architecture shortens implementation times by allowing customers to leverage existing investments in third-party packaging solutions from vendors such as Wise, WinInstall, InstallShield, Red Hat (RPM), Microsoft (with SMS), Computer Associates, and Tivoli (IBM), and third-party imaging solutions such as Symantec Ghost.

•	Rapid Implementation Time and Return on Investment (ROI): ON’s open architecture and intuitive interfaces typically result in rapid implementations times which are measured in weeks or months. This is superior to more complex software management solutions and traditional enterprise frameworks, which typically require far longer implementation cycles. ON’s approach results in rapid return-on-investment (ROI) and immediate tactical benefits while at the same time yielding long-term strategic benefits for our customers.

BUSINESS STRATEGY

The Company believes that its management solution offers opportunities for long-term growth because there is a real and growing need for our solutions and our product currently has technological advantages over the products offered by the Company’s principal competitors. Our objective is to be the leading provider of enterprise infrastructure management solutions that address the problems faced by IT organizations responsible for managing PC’s, servers and related devices such as handhelds. Key elements of our strategy include:

•	Grow Distribution Channels: We will continue to expand our direct sales distribution channel as well as relationships with indirect channels, such as value-added resellers and system integrators that can provide value-added services and extend our distribution reach into new markets and geographies. We currently have relationships with key resellers and system integrators such as Dell, EDS, Fujitsu, Getronics, IBM Global Services, Siemens, T-Systems and Volvo Information Technology.

•	Expand Relationships with Key Industry Vendors: We will continue to grow our relationships with key hardware and software vendors, in order to raise our market visibility in key new and existing markets, refine our product roadmap based on future industry needs, and expand the functionality of our offering. For example, we currently have a joint sales, marketing and development relationship with Fujitsu Transaction Solutions, a leading vendor of Point-of-Sale devices, software and services for the retail market. We also participate in Microsoft’s testing and feedback programs for new operating systems and intend to support future Windows technologies and standards.

•	Address Expanding Market Opportunities: We believe that the industry-wide transition to Windows 2000 and Windows XP, adoption of new platforms such as Linux and Pocket PC, and rapid growth of the mobile/remote market, create a significant business opportunity for the Company, and we intend to focus our marketing and development efforts on capitalizing on this opportunity. We will also explore other key vertical and horizontal markets in which our solutions are particularly well suited, such as the retail and financial services markets.

•	Continue to Strengthen Technology Leadership: We will continue to strengthen our technology leadership position by enhancing enterprise scalability, product functionality, ease-of-use, system openness, and support for industry standards.

•	Prepare for New Technologies: In the future, the Company expects to leverage the Java-enabled capabilities of ON iCommand to add support for new devices—such as wireless cell phones, embedded computers in motor vehicles, and consumer-based devices in the home—based on evolving market demand.

SALES AND MARKETING

The Company’s enterprise sales effort focuses on key accounts where the opportunity exists for volume sales and/or long-term, repeat business. Through the enterprise sales program, the Company is building relationships in which its knowledge of the customer’s needs translates into purchasing advantages and maximized support. Regular visits to the customer’s site provide the Company’s account managers with valuable feedback for technology development, future upgrades and service enhancements. As of March 1, 2003, the Company had 37 account managers worldwide—13 in the Unites States and 24 throughout Europe. The Company has established a US direct sales and support office in Waltham, Massachusetts; and additionally has a presence in Arizona, California, Georgia, Illinois, Maryland, New Jersey, Pennsylvania, Texas, and Ontario, Canada. European direct sales and support offices are located in England, Germany, Austria, Holland, and Switzerland. Our direct sales organization is complemented by an indirect sales that includes regional resellers as well as global partners such as Dell, IBM Global Services, Fujitsu, Getronics, EDS, Volvo IT and Siemens.

CUSTOMERS

The Company markets its products primarily to large and medium-size corporate, government and institutional customers. For the twelve months ended December 31, 2002, 2001 and 2000, two customers accounted for $6.2 million (17.8%), $4.3 million (17.7%), and $6.3 million (23.9%) of total revenue, respectively. Of these amounts, hardware sales to one European customer accounted for $2.3 million, $2.1 million and $3.3 million, respectively.

Due to the expected cessation of hardware sales, the Company believes it is less likely to have customers representing ten percent of revenue in the future.

Revenue from direct and indirect license sales for the year ended December 31, 2002, accounted for 69% and 31%, respectively, of total license revenue, and revenue from North America and from Europe and the rest of the world accounted for 27% and 73%, respectively of total revenue for the same period.

CUSTOMER SUPPORT, TRAINING AND PROFESSIONAL SERVICES

The Company employs professional technical support staff in Waltham, Massachusetts and Starnberg, Germany to support customers via telephone hotline, electronic mail, and on-site visits. Customers that subscribe to our maintenance program have access to our technical support staff and are entitled to receive software updates, on a when-and-if available basis. The Company also conducts training classes to facilitate the implementation and administration of its products, which are available either at the Company’s offices or at customers’ sites.

RESEARCH AND DEVELOPMENT

Our research and development organization is responsible for the design, development, release and ongoing maintenance and support of our products. The organization currently includes 77 employees with 39 employees dedicated to software development, quality assurance, documentation, and project management functions and another 38 responsible for providing customer consulting, training and product support. When appropriate, we also utilize third parties to expand the capacity and technical expertise of our internal research and development personnel, as well as license selected third-party technologies, which we believe shortens the time to market without compromising our competitive position.

In addition to maintaining our products, this department is responsible for the enhancement of product functionality, and for identifying complementary products as well as innovative new ideas for future products.

The Company’s research and development expenses were approximately $8.0 million, $8.0 million, and $9.8 million for the fiscal years December 31, 2002, 2001, and 2000, respectively. The Company’s practice is to expense all software development costs as incurred. We anticipate that we will continue to commit substantial resources to research and development.

COMPETITION

The market for the Company’s products is highly competitive, and the Company expects competition to continue to increase in the future. The Company believes that the principal competitive factors affecting the market for its products include brand name recognition, company reputation, performance, functionality, ease-of-use, breadth of product line, quality, customer support, adherence to industry standards, integration with third-party solutions and price.

As is the case in many segments of the software industry, the Company may encounter increasing price competition in the future. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which could adversely affect the Company’s business, condition (financial or otherwise), prospects, results of operations and cash flows. There can be no assurance that the Company will continue to compete effectively against existing and potential competitors in its markets, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company.

The widespread inclusion of the functionality of the Company’s products as standard features of Microsoft operating systems software could render the Company’s products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of the Company’s products. If the Company were unable to develop new functionality or unique applications for its technology to replace successfully any obsolete products, the Company’s business, condition (financial or otherwise), prospects, results of operations and cash flows would be materially and adversely affected.

The market for our products is highly competitive and diverse. The technology for remote software management products can change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered.

The Company has faced competition from a number of sources, including:

•	Large and established companies such as Microsoft, Computer Associates International and IBM/Tivoli that offer software distribution tools as part of their overall network and/or systems management frameworks.

•	Software companies like Novadigm and Marimba as well as others that provide software management solutions.

•	Vendors of low-priced suites such as LANDesk and Altiris that target both small-business and enterprise accounts.

•	Hardware suppliers such as IBM and Hewlett–Packard that offer or bundle software management capabilities in conjunction with their hardware offerings.

•	The internal information technology departments of those companies with infrastructure management needs.

In addition, Microsoft has bundled new management capabilities in its Windows 2000 and Windows XP operating system that, in conjunction with its Systems Management Server (SMS) framework, directly compete with certain capabilities provided by ON solutions. Their latest version, SMS 2003 (code-named “Topaz”) is expected to be released during 2003 and includes additional capabilities that directly compete with capabilities provided by the ON management offering, including support for mobile and remote users as well as integration with Microsoft Acive Directory. Even if customers or potential customers find the functionality provided with Microsoft’s operating system software to be more limited than that of our software management products, they may elect to accept more limited functionality in lieu of purchasing additional software. Competition resulting from this type of bundling could lead to price reductions for our products, which would reduce our margins and correspondingly affect our business, quarterly and annual operating results and cash flows and financial condition.

Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products than the Company can. The Company may not be able to compete successfully against current and future competitors. In addition, competitive pressures faced by the Company may materially adversely affect the Company’s business, operating results and cash flows, and financial condition.

OPERATIONS

The Company designs most of its product marketing and sales materials through the use of contracted services. Product orders are fulfilled directly by the Company. Sales and support calls are also handled directly by the Company.

INTELLECTUAL PROPERTY

Our success is heavily dependent upon our proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets and copyright to establish and protect our proprietary rights in software.

We license certain database technology that is incorporated in our ON Command CCM and ON iCommand products on a non-exclusive, worldwide basis. Under the terms of our license agreement, we pay a fixed fee to the licensor regardless of units sold. The initial term of the agreement runs until December 2004 and maybe renewed each year thereafter with both parties consent. All fees related to the initial term of the agreement were paid by December 31, 2002. We also license ON Command Remote on an OEM basis from Funk Software, Inc. The initial term of the agreement expires in 2005 and is renewable annually unless terminated by either party. ON Command Discovery is powered by Centennial Discovery, which is supplied to ON Technology by Centennial UK Limited on a resale basis.

We are not aware that our products infringe on any proprietary rights of third parties. We expect that software product developers will increasingly be subject to infringement claims as the functionality of products overlaps or as new competition emerges. Any infringement claims, with or without merit, could be time consuming and costly to defend. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors That May Affect Future Results.”

EMPLOYEES

At December 31, 2002, the Company had 184 full-time employees and contract consultants. Competition for qualified management and technical personnel is intense in the software industry. The Company’s continued success will depend in part on its ability to attract and retain qualified personnel. None of the Company’s employees is represented by a labor union and the Company believes that its employee relations are good.

Item 2.     Properties

The Company leases office space in the following locations:

Location	Primary Use	Approx. # of Sq. Feet	Expiration of Lease
Waltham, MA	Worldwide Headquarters	23,000	9/30/06
Starnberg, Germany	European Headquarters	16,000	7/31/05
Heathrow, England	Sales Office	1,000	11/10/04

The Company also leases several other locations for use as sales offices on a short-term, renewable basis. The Company believes its facilities are adequate for its current needs and that adequate facilities for expansion, if required, are available.

Item 3.     Legal Proceedings

From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business. As of the date of this Annual Report on Form 10-K, there is no litigation pending against the Company that management believes would have a material adverse effect on the Company’s results of operations or financial position.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

Part II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

The Company’s common stock is traded on the NASDAQ National Market under the symbol ONTC. The following table sets forth, for the period indicated, the closing sale prices for the common stock, all as reported by NASDAQ.

	High	Low
Year Ended December 31, 2002:
First Quarter	$3.2900	$2.0000
Second Quarter	2.7900	1.7500
Third Quarter	2.4700	1.5200
Fourth Quarter	3.9800	2.2000
Year Ended December 31, 2001:
First Quarter	$1.7188	$0.7500
Second Quarter	1.0800	0.7188
Third Quarter	0.9400	0.4700
Fourth Quarter	3.5900	0.7000

As of March 3, 2003, our transfer agent and brokerage service advised there were approximately 5,800 beneficial holders of the Company’s stock.

Dividend Policy

The Company has not declared or paid cash dividends on its common stock since 1992 when it converted from an S Corporation to a C Corporation. The Company currently intends to retain any earnings for use in developing and growing its business, and does not anticipate paying any cash dividends on its common stock for the foreseeable future.

Recent Sales of Unregistered Securities

On October 25, 2001, the Company closed a private placement of $5 million of common stock with four inter-related institutional investors. The Company issued 6,024,096 shares of common stock to the investors at a purchase price of $0.83 per share based on the prior day’s market close. Under the terms of the purchase agreement, the investors have the right to appoint one member of the Company’s Board of Directors and the Company had to use commercially reasonable efforts to take all actions reasonably required to register under the Securities Exchange Act of 1933, as amended, the shares of common stock acquired by the investors. All such shares were registered on February 5, 2002. The Company used the proceeds of the sale for sales expansion, marketing programs to improve product branding, and accelerating research and development efforts.

On December 18, 2000, the Company entered into exchange agreements with Castle Creek Technology Partners LLC and Marshall Capital Management Inc (the “Investors”) pursuant to which each Investor exchanged its initial warrant, issued in conjunction with a 1999 private placement, for a new warrant exercisable for 1,400,000 shares of common stock (each a “New Warrant” and, collectively, the “New Warrants”) and a contingent promissory note in the principal amount of $500 thousand (each a “Note” and, collectively, the “Notes”).

Each New Warrant had an exercise price of $0.01 per share, which was subject to certain adjustments. Each New Warrant would have expired after 5:00 p.m., Eastern Time on December 29, 2004.

As of December 31, 2002, all such warrants had been exercised.

The principal amount of each Note was due and payable on December 31, 2001, unless the Company met certain conditions, principally with respect to its stock price (see Note 6 to the consolidated financial statements for a complete discussion).

As of December 31, 2001, the Company met all requirements and the Notes were cancelled.

All required registration statements have been filed and are currently effective.

Securities Authorized for Issuance Under Equity Compensation Plans.

The information required hereunder is incorporated by reference from the Company’s definitive Proxy Statement in the table under the caption “Equity Compensation Plan Information” filed in connection with the Company’s Annual Meeting of Stockholders to be held on May 15, 2003.

Item 6.     Selected Consolidated Financial Data

The following table sets forth selected financial data derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue information in the selected consolidated financial data shown below has been reclassified to enable a reader to identify revenue of the Company’s current operations. The Company’s core business products, acquired in 1997, are shown by category for the indicated periods. Revenue — MMI related to groupware revenue on the Company’s Meeting Maker product prior to its license to Meeting Maker, Inc. (“MMI”) on June 30, 2000. Revenue from product lines in the network management, security and scheduling areas that were either sold to Elron Software Inc. in 1998 or discontinued for Y2K concerns, have been grouped in other along with MMI license revenue received by the Company in 2000 and 2001.

No attempt has been made to allocate operating expenses in the same manner as revenue because the Company’s personnel worked on multiple projects across product lines and the Company believes any such allocation of expenditures would not be meaningful.

Effective January 1, 2002, the Company adopted EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations with offsetting costs recorded as costs of revenue. The Company’s out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, mileage, hotel stays and out-of-town meals. Upon adoption of EITF 01-14, the Company reclassified all prior periods to conform to the current year presentation. As a result of adoption of EITF 01-14, the Company has included $163,000, $141,000 and $166,000 for the years ended December 31, 2002, 2001, and 2000, respectively, in service and maintenance revenue, with an equal amount in service and maintenance cost of revenues, for reimbursable out-of-pocket expenses. Information related to reimbursable out-of-pocket expenses for the years ended December 31, 1999 and 1998 is not available and, as a result, no reclassification was made for those years in the data shown below.

The selected consolidated financial data below may not be comparable for all of the periods presented due to the facts discussed above.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Net CCM and related products	$22,341	$15,188	$16,073	$17,993	$8,176
Service and maintenance	12,435	8,603	6,799	5,524	3,124
Meeting Maker, Inc. (MMI)	—	—	3,405	7,360	7,530
Other	—	568	236	—	1,180

Total revenue	34,776	24,359	26,513	30,877	20,010
Cost of revenue	6,959	4,397	4,597	5,431	3,890

Gross profit	27,817	19,962	21,916	25,446	16,120

Operating expenses:
Sales and marketing	13,493	12,248	13,390	13,396	10,715
Research and development	7,990	8,019	10,691	9,953	9,044
General and administrative	5,144	4,690	6,894	4,465	3,412
Gain on sale of assets	—	—	—	—	(6,518)

Total operating expenses	26,627	24,957	30,975	27,814	16,653

Income (loss) from operations	1,190	(4,995)	(9,059)	(2,368)	(533)
Interest income, net	131	171	498	153	325
Other income (loss), net	743	(745)	716	216	20

Income (loss) before allocation to Meeting Maker, Inc. and provision for taxes	2,064	(5,569)	(7,845)	(1,999)	(188)
Allocation to Meeting Maker, Inc.	—	—	(1,171)	—	—
Provision for income taxes	984	76	420	—	27

Net income (loss)	$1,080	$(5,645)	$(9,436)	$(1,999)	$(215)

Basic net income (loss) per share	$0.05	$(0.34)	$(0.67)	$(0.16)	$(0.02)
Diluted net income (loss) per share	$0.04	$(0.34)	$(0.67)	$(0.16)	$(0.02)
Weighted average common shares outstanding—basic	23,166	16,365	14,141	12,526	12,281
Weighted average common shares outstanding—diluted	24,213	16,365	14,141	12,526	12,281

	December 31,
	2002	2001	2000	1999	1998
	(Amounts in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,636	$9,767	$9,437	$16,941	$8,001
Restricted cash	100	1,069	1,069	—	—
Working capital	9,899	6,715	6,434	15,144	4,686
Total assets	25,801	20,116	18,371	26,788	14,669
Long-term obligations	1,559	—	1,222	—	—
Total stockholders’ equity	10,175	8,582	6,902	16,970	7,141

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ON Technology Corporation and its subsidiaries (“ON” or “We”) provide remote software management solutions for desktops, mobile PCs, handhelds, retail POS devices, and servers. Our traditional product, ON Command CCM™, or CCM, is used by enterprise IT organizations and service providers to rapidly deliver business-critical software over corporate networks. Our products are designed to reduce operational costs while enhancing both IT productivity and end-user satisfaction.

In order to take advantage of the growing mobile workforce, we recently announced the introduction of our new java-based product, ON iCommand. This product will allow remote user computing devices to be managed over the Internet rather than requiring them to be linked periodically to a company’s network. We believe this will expand the overall available market for our products allowing for both incremental sales to existing customers as well as an increase in the number of sales prospects. For additional discussion of product offerings and features, see Item 1 Business.

In 2002, our revenue from North America and from Europe and the rest of the world accounted for 27% and 73%, respectively, of total revenue. Our significant international operations subject our operating results and balance sheet to foreign exchange exposure. The currencies in which we have exposure are principally the Euro, the Swiss Franc and the British Pound. As these currencies are not generally considered volatile, we have determined not to hedge our foreign currency exposures. The impacts of the strengthening Euro and Swiss Franc against the dollar in 2002, versus the exchange rates in effect at December 31, 2001, resulted in an increase in the our operating profit by approximately $200 thousand. For 2001, the Deutsche Mark (predecessor to the Euro) weakened while the British Pound strengthened against the dollar versus the exchange rates in effect in December 2000. As a result, our net operating loss was increased by approximately $200 thousand in 2001 compared with 2000. For 2000, both the Deutsche Mark and the British Pound weakened against the dollar based on the exchange rates in effect at December 31, 1999. This weakening increased our operating loss by approximately $600 thousand.

To reduce the effect of foreign exchange exposure on intercompany balances on our balance sheet, in 2002 we created a natural hedge by converting overseas cash into US dollars. As of December 31, 2002 we had an overseas investment in US dollars of approximately $4 million.

As a result of the sale of the Meeting Maker product by MMI in June 2001, royalty payments under a license agreement ceased. We recognized royalty revenue of $568 thousand and $236 thousand for the years ended December 31, 2001 and 2000, respectively, as other revenue in our consolidated statement of operations. There will be no future payments under this agreement.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition and bad debt reserve levels, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 15 of this Form 10-K. We believe the following accounting policies are critical to an understanding of our consolidated financial statements and involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9,

Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Software license revenue principally consists of revenue earned under perpetual software license agreements and is generally recognized upon delivery of the software, provided that the arrangement does not require significant modification or customization of the software, any services included in the arrangement are not considered essential to the functionality of the software, evidence of the arrangement exists, collection of the resulting receivable is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement.

Services and maintenance revenue primarily consists of fees for consulting services, training and support and maintenance services provided to end users. Consulting and training services are typically provided on a time and materials basis with revenue recognized as the services are performed. In the rare instances when fixed-fee consulting agreements are entered into, we recognize revenue using the percentage-of-completion method of accounting. In applying this method, we measure each arrangement’s percentage-of-completion by the ratio of labor hours incurred to date to estimated total labor hours to complete the project. We do not consider consulting and training services to be essential to the functionality of the other elements of the arrangement. Revenue related to maintenance and support arrangements is recognized ratably over the contract period.

We occasionally, at the request of a single customer, sell hardware, which is recorded within net CCM and related products revenue. Resold hardware revenue is typically recognized upon delivery, provided that evidence of the arrangement exists, the fees are fixed or determinable, and all other revenue recognition criteria have been met.

We may sell, under one contract or a series of related contracts, software licenses, related professional services and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on its fair value, equal to its stated list price as a fixed percentage of the related software product’s price or based on a stated renewal rate for subsequent periods of maintenance included in the contract. The total contract value is then attributed to the professional services we are committed to provide based on the related fair value, equal to the price charged when such services are sold separately. The remainder of the contract value is allocated to the software licenses, with the effect that discounts inherent in the total contract value are attributed to the software licenses.

Under our maintenance and support arrangements, we offer unspecified upgrades and enhancements on software products only on a when-and-if-available basis. Typically, we do not contract in advance for specified upgrades, enhancements or additional software products. In arrangements where we agree to provide additional products, specified upgrades or enhancements, we allocate revenue from the entire arrangement first to any undelivered elements including the specified future deliverables, professional services and the maintenance and support arrangement, based on the fee charged when products are sold separately. The remainder of the contract value is allocated to software licenses. We defer recognition of revenue allocated to the specified future deliverable until delivery has occurred and any remaining contractual terms relating to that element have been met. In situations where fair value does not exist for all elements to be delivered under the arrangement, we defer all revenue from the arrangement until the earlier of the date when all elements have been delivered or fair value exists for all undelivered elements. We do not offer rights of return to our customers. In situations where negotiated contracts require rights of return or contain acceptance criteria, we do not recognize revenue until all significant obligations have been delivered and accepted by the client.

We also sell products to resellers. There is generally no contractual right of return nor has the Company historically permitted returns notwithstanding the contractual arrangement. We typically do not ship products to resellers until an end user is identified, at which point we recognize revenue under the arrangement.

We record a returns reserve based on historical experience where we granted a right of return, although we were not contractually obligated to do so. Material differences may result in the amount and timing of our revenue from any period if management makes judgments or uses estimates that prove to be materially different from actual experience.

At the time of a sale transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after our normal payment terms, which are 30 to 90 days from the invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due.

We assess collectibility based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer by reviewing credit reports, as well as bank and trade references. We do not require collateral from our customers. If we determine that collection of the fee is not reasonably assured, we defer the fee and recognize revenue at the time collection become reasonably assured, which is generally upon receipt of cash. Significant judgments and estimates are involved in assessing the collectibility of customer transactions. Different assumptions could yield materially different results.

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on historical write-off experience and management’s evaluation of the customers in the receivable portfolio. If collection is not deemed reasonably assured at the transaction date, revenue is deferred and typically recognized on a cash basis. While management believes the allowance is adequate, if the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, management is required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets, which are included within our consolidated balance sheet. Management must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and if management does not believe we meet the more likely than not recoverability threshold, we must establish a valuation allowance for the amount deemed not likely to be realized. To the extent management establishes a valuation allowance or increases this allowance in a period, we must include a deferred tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $22.7 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of U.S. net operating loss carryforwards before they expire. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

The net deferred tax asset as of December 31, 2002 was $1.0 million, net of the aforementioned valuation allowance of $22.7 million, which relates to certain foreign deferred tax assets deemed more likely than not realizable.

Results of Operations

The following table sets forth, for the years indicated, certain financial data as percentages of our total revenue:

	Year Ended December 31,
	2002	2001	2000
Revenue:
Net CCM and related products	64.2%	62.4%	60.6%
Service and maintenance	35.8	35.3	25.7
Meeting Maker, Inc. (MMI)	—	—	12.8
Other	—	2.3	0.9

Total revenue	100.0	100.0	100.0

Cost of Revenue:
Cost of CCM and related products revenue	11.7	13.0	13.1
Cost of service and maintenance revenue	8.3	5.0	4.0
Cost of MMI revenue	—	—	0.2

Total cost of revenue	20.0	18.0	17.3

Gross Profit	80.0	82.0	82.7

Operating expenses:
Sales and marketing	38.8	50.3	46.5
Research and development	23.0	32.9	37.0
General and administrative	14.8	19.3	25.2
MMI operating expenses	—	—	8.2

Total operating expenses	76.6	102.5	116.9

Income (loss) from operations	3.4	(20.5)	(34.2)
Interest income, net	0.4	0.7	1.9
Other income (loss), net	2.1	(3.1)	2.7

Income (loss) before allocation to MMI and provision for income taxes	5.9	(22.9)	(29.6)
Allocation to MMI	—	—	(4.4)

Income (loss) before provision for income taxes	5.9	(22.9)	(34.0)
Provision for income taxes	2.8	0.3	1.6

Net income (loss)	3.1%	(23.2)%	(35.6)%

Total Revenue (excluding MMI and Other).    The increase in consolidated revenue, excluding MMI and other, from $22.9 million in 2000 to $34.8 million in 2002 was the result of increased sales to new and existing customers. The Company did not have any significant revenue from either new product introductions nor unit price increases during these periods. During 2002, we added 240 new CCM license customers compared to 157 and 154 for 2001 and 2000, respectively. The average seat price for the CCM product, excluding large enterprise deals, was approximately $65 for 2002 and 2001 and $69 for 2000. For 2002, 2001, and 2000, CCM license revenue from indirect sales was 31%, 26%, and 31%, respectively. For 2003, the Company expects to increase channel contributions to at least 40% of CCM license revenue, with particular emphasis in the United States. To help accomplish this, in January 2003, the Company formed a business development group in the United States to add both local and national channel partners. For fiscal years 2002, 2001, and 2000, total international revenue from sales to international customers was 73%, 71%, and 65% of total revenue, respectively. We expect that international revenue will continue to constitute a significant portion of our total revenue in the future.

Net CCM and Related Products Revenue.    Net CCM and related products revenue is derived primarily from the licensing of software products. Net CCM and related products revenue increased $7.2 million, or 47%, from 2001 to 2002 due principally to a $4.7 million increase in CCM software license revenue and a $2.2 million increase in third party software product sales. The CCM software sales increase was the result of a 200% increase in seat licenses of CCM sold, due in large part to one enterprise deal in the United States in the first quarter of 2002. The third party software increase was primarily due to broad based sales growth in Europe. Net CCM and related products revenue decreased $885 thousand or 6% from 2000 to 2001 due principally to a decrease of approximately $1.2 million in low margin, pass-through hardware sales. CCM software license revenue in 2001 also declined $520 thousand or 5% from 2000 due to a decrease in overall per seat license fees resulting from an increase in enterprise-size deals with lower per seat license fees in the US during 2001. These decreases were partially offset by an $850 thousand increase in third party product license revenue. For 2002, 2001, and 2000, we sold $2.3 million, $2.1 million and $3.3 million, respectively, in low margin pass-through hardware sales to one European customer. We do not expect this revenue to continue. We expect to focus on enterprise size deals both in the United States and Europe. However, Europe is expected to generate a significant portion of its revenue from mid-size companies.

Service and Maintenance Revenue.    Our service and maintenance revenue consists of revenue derived from maintenance, training and professional services. For 2002, service and maintenance revenue increased $3.8 million over 2001. This increase was due to a $3.2 million increase in maintenance revenues due to the growing maintenance base as well as a $1.0 million increase in training revenue in Europe offset by a decrease in consulting revenue of $300 thousand. For 2001, this revenue increased $1.8 million over 2000. This increase was principally due to an increase in maintenance revenue of $1.5 million over 2000 due, in part, to the 197 thousand new license seats sold during 2001. As we expect continued growth in our installed base, we believe service and maintenance revenues will continue to grow for the foreseeable future.

Meeting Maker, Inc. (MMI).    Our MMI revenue consisted of product, maintenance, training, and professional services revenue associated with the Meeting Maker product. Revenue – MMI for 2000 consisted of revenue achieved during the first six months of the year under a management agreement entered into between MMI and us prior to its license to MMI. As a result of the product line sale to MMI, we do not anticipate any additional MMI revenue.

Other.    In 2001 and 2000, our other revenue consisted of a license fee associated with the licensing of the Company’s Meeting Maker technology to MMI. The increase in revenue in 2001 over 2000 results from MMI’s exercise of the buyout option under the licensing agreement. As a result of the product line sale to MMI, we do not anticipate any additional revenue from the Meeting Maker product line.

Cost of CCM and Related Product Revenue.    Cost of CCM and related product revenue consists primarily of expenses associated with production and fulfillment costs, costs of European hardware sales and royalty and license fees associated with products that are licensed from third party developers. For 2001 and 2002, these costs also included amortization expense for a third party license arrangement. In addition, through March of 2000, cost of CCM and related product revenue included the amortization of purchased technology. Cost of CCM and related product revenue, as a percentage of comparable revenue, was 18.2% in 2002, 20.9% in 2001 and 21.5% in 2000. In 2002, cost of CCM and related product revenue increased $902 thousand over 2001. This increase was due to a $700 thousand increase in third party software royalties due to the aforementioned $2.2 million in incremental sales. Additionally, we recorded a full year of amortization expense of approximately $200 thousand for a third party database product incorporated into the CCM technology in September 2001. In 2001, cost of CCM and related product revenue decreased by $290 thousand over 2000. A decrease in hardware sales resulted in lower costs of $1.1 million, which offset increased third party costs of approximately $1.0 million due to higher sales of third party software. Additional savings of $195 thousand were realized due to a reduction of our fulfillment costs resulting from personnel reductions in early 2001.

Cost of Service and Maintenance Revenue.    Cost of service and maintenance revenue consists primarily of expenses associated with direct consulting and training costs as well as costs of our help desk. Cost of service and maintenance revenue, as a percentage of comparable revenue, increased to approximately 23.2% in 2002 from 14.2% 2001. Costs for 2000 were 15.6% of comparable revenue. For 2002, workforce utilization continued to increase costs classified as cost of service and maintenance revenue as the United States operation began to leverage itself with its service related revenue growth. Additionally, costs increased as a result of an increase in headcount and a new revenue-based incentive structure adopted in the United States for 2002. Costs, as a percentage of revenue, were lower in 2001 as a result of increased service and maintenance revenue generation in the US in the latter half of the year while related costs remained relatively fixed. Costs for 2000 reflected a refinement of the 1999 infrastructure put in place to support the increased utilization in both Europe and North America.

Cost of MMI revenue.    Cost of MMI revenue consisted primarily of expenses associated with product documentation, production and fulfillment costs associated with the Meeting Maker product. In 2000, costs were incurred during the first six months prior to the product’s license to MMI. In 2001, MMI exercised its buyout option under the license agreement. As a result of the product line sale to MMI, we do not anticipate any additional cost of MMI revenue in the future.

Sales and Marketing Expense.    Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail and telemarketing campaigns, and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of public relations, trade shows, conferences, travel, and the telephone and information technology costs associated with sales activities. For 2002, sales and marketing expenses increased $1.2 million from 2001 and represented 39% of total revenue. Salary, travel and related costs for the sales department increased $1.7 million due to 16 new hires. This was partially offset by a $660 thousand decrease in sales consulting costs, principally in Europe, as these personnel were either terminated or were hired as employees during 2002. Additionally, marketing programs increased $252 thousand over 2001, principally as a result of management’s decision to increase the number of lead generating customer seminars in the US. In 2001, sales and marketing expense decreased $76 thousand over 2000 and represented 51% of total revenue (exclusive of MMI and Other revenue). Marketing expenditures decreased $730 thousand overall due to a decrease in consulting expenses of $470 thousand and personnel and other payroll related decreases of $325 thousand. These reductions were partially offset by an increase in promotional spending of $155 thousand, primarily as a result of the launch of the Site Manager product. Sales expenses during 2001 increased $660 thousand due to increased salaries of $232 thousand and increased sales consulting expense of $344 thousand, principally related to the full year impact in 2001 of the 15 new sales positions added in 2000 as well as telesales costs of $192 thousand associated with the Site Manager product. For 2003, we expect increased spending as we continue to add to our sales force worldwide.

Research and Development Expense.    Research and development expense includes costs associated with the development of new products, the enhancement of existing products, and costs associated with the development of new training and help desk programs. Related expenses also include certain information technology costs. For 2002, research and development costs were flat with 2001 at $8.0 million as the Company invested consistent amounts in product development. In 2001, research and development expenses decreased $1.8 million from 2000 levels. This decrease was due to a reduction in outside consulting costs of $1.5 million and reduced travel costs of $160 thousand as the Company completed various projects in 2000. For the foreseeable future, we expect the investment in research and development will be comparable, or modestly above, the 2002 and 2001 levels.

General and Administrative Expense.    General and administrative expense includes executive compensation, professional service fees, foreign operations, executive support costs, accounting operations, planning, investor relations, and business development activities. For 2002, general and administrative costs increased $454 thousand over 2001. The increase is primarily attributable to increased audit and tax costs of $300 thousand, mostly relating to overseas tax consulting, and $160 thousand increase in director and officer’s insurance costs. In 2001, general and administrative costs decreased by $2.0 million compared to 2000. This decrease was principally attributed to a decrease in bad debt charges of $1.7 million due primarily to the charge attributable to one major customer in 2000. Additionally, a decrease in non-cash compensation of $620 thousand and lower recruiting costs of $190 thousand were offset by $500 thousand in due diligence costs during 2001 incurred in response to two unsolicited acquisition inquiries. For 2003, we expect general and administrative expense will approximate 2002’s level of $5.0 million.

Interest Income, Net.    For 2002, interest income, net decreased by approximately $40 thousand. This decrease resulted from investment yields continuing to deteriorate during 2002. In 2001, interest income, net decreased by approximately $325 thousand from 2000 due both to lower average cash balances, resulting from $4.6 million in cash to fund operations and capital expenses, and a decrease in investment yields during 2001. We did not receive proceeds from our 2001 private placement until late October 2001.

Other Income (Loss), Net.    In 2002, other income, net of $743 thousand consisted primarily of foreign exchange gains of $900 thousand, due to the strengthening Euro’s impact on intercompany balances less a $190 thousand exchange loss on US dollar’s held in overseas subsidiaries. The principal amount of other income (loss) in 2001 relates to unrealized foreign exchange losses of $649 thousand, which is primarily due to revaluation of intercompany loans to foreign subsidiaries. The remaining amounts consisted of a net non-cash charge of $109 thousand resulting from valuation adjustments to the warrant liability (expense of $984 thousand) and the contingent promissory notes (income of $875 thousand) issued to two private institutional investors associated with the December 1999 financing. These valuation adjustments will not continue in the future due to both the forgiveness of the contingent notes as a result of the Company fulfilling certain defined obligations with respect to its stock performance and the warrant Exchange Agreements being amended to remove the provisions granting the warrant holders rights that rank higher than those of common shareholders in June of 2001, which permitted the warrants to be treated as equity instruments for future periods. Other income (loss) in 2000 consisted primarily of a non-cash gain resulting from net impact of valuation adjustments of $473 thousand from the aforementioned warrants and promissory notes, as well as, the net gain resulting from the MMI transaction of $458 thousand offset by unrealized foreign exchange losses of $196 thousand.

Income Taxes.    We operate legal entities in the United States, Germany, the United Kingdom and, as of April 2002, Switzerland. For 2002, 2001 and 2000, the percent of revenue from international operations was 73%, 71%, and 65%, respectively.

In part because the majority of revenue occurs overseas, several of these entities have been profitable while the US entity has continued to operate at a net loss. For 2002, the Company’s effective tax rate of 48% was higher than the statutory rates as the balance of German operating loss carryforwards was exhausted and the net operating losses in the United States could not be used to offset income in Germany and Switzerland. We had sufficient foreign operating loss carryforwards to offset the majority of our foreign income in 2001 and 2000. In 2001, a deferred tax asset was established for the value of intangibles relating to the 1997 acquisition of the German subsidiary. This deferred tax asset was reevaluated during 2002 upon completion of a tax audit. The deferred tax asset recorded at December 31, 2002 will be amortized over the next two years. The primary component of the tax expense in 2000 related to a provision for estimated German taxes relating to an ongoing routine tax examination. For 2003, the Company projects that it will incur a provision in excess of statutory rates as the United States legal entity is not projected to attain profitability until 2004.

Liquidity and Capital Resources

Through 2001, we funded our operations primarily through private and public placements of capital stock and the sale of certain product lines. During 2002, we funded our operations with cash generated from operations. At December 31, 2002, we had available cash and cash equivalents of $13.6 million, and working capital of $9.9 million. We also had restricted cash of $100 thousand at December 31, 2002 securing our Waltham, Massachusetts facility lease. As discussed above, the majority of our revenue is generated overseas. As a result, the majority of our cash is invested overseas, principally at one major financial institution. Our United States legal entity has several intercompany receivables from our European subsidiaries, which allows for the transfer of funds to the United States as needed.

Net cash provided by (used in) operating activities for the years ended December 31, 2002, 2001, and 2000 was $2.5 million, ($3.7) million, and ($7.0) million, respectively. In 2002, net cash provided by operating activities consisted mainly of net income of $1.1 million adjusted for non-cash depreciation and amortization of $1.1 million and a non-cash credit of $1.0 million relating to the revaluation of intercompany balances, an increase in accounts receivable of $2.6 million, and increases in other liabilities and deferred revenue of $1.5 and $2.5 million, respectively. In 2001, net cash used in operating activities consisted mainly of a net loss of $5.6 million reduced by depreciation and amortization of $936 thousand, non-cash charges associated with revaluation of intercompany loans to foreign subsidiaries of $587 thousand and revaluation of both the warrant liability, prior to its reclassification to equity as a result of the amended Exchange Agreements, and notes payable of $109 thousand, net. This was further impacted by a $1.1 million increase in operating assets and liabilities. In 2000, net cash used in operating activities consisted mainly of a net loss of $9.4 million adjusted for an increase in receivable reserves of $1.8 million. This loss was further adjusted by $720 thousand in depreciation and amortization as well as deferred compensation expense of $614 thousand and increased for the non-cash gains of $458 thousand and $548 thousand resulting from the MMI transaction and the revaluation of our warrant liability in accordance with EITF 00-19, respectively.

Net cash provided by (used in) investing activities for the years ended December 31, 2002, 2001, and 2000 was $120 thousand, ($560) thousand, and ($1.8) million, respectively. In 2002, this cash was primarily the result of the a refund of $969 thousand of restricted cash securing our Waltham, Massachusetts facility lease offset by $840 thousand in computer and equipment purchases. For 2001, the use of cash was due to $278 thousand in computer and equipment purchases and $279 thousand in other assets relating to the long-term license of certain third party software. In 2000, this use was the deposit of $1.1 million of restricted cash to secure our Waltham, Massachusetts facility lease and the purchase of property and equipment of $803 thousand, which was then partially offset by a reduction in deposits. For 2003, we anticipate capital expenditures will approximate 2002 levels and will be funded from operating cash flows.

Net cash provided by financing activities for the years ended December 31, 2002, 2001, and 2001 was $336 thousand, $4.9 million, and $808 thousand, respectively. In 2002, this amount resulted from the exercise of stock options of $257 thousand and the sale of stock under our Employee Stock Purchase Plan of $77 thousand. The increase in 2001 was due principally to $4.9 million in net proceeds from our private placement of common stock in October 2001. In 2000, this amount resulted from the exercise of stock options of $678 thousand and the sale of stock under the Employee Stock Purchase Plan of $130 thousand.

We conduct our operations in leased facilities under operating leases expiring at various times through 2006. Additionally, we have acquired certain furniture and fixtures as well as computer equipment under certain operating leases. These leases also expire at various times through 2003.

The approximate minimum annual lease payments under the operating leases are as follows:

2003	$1,428

2004	1,206

2005	832

2006	444

Total	$3,910

In 2002, we also purchased equipment under a capital lease of approximately $101 thousand. As of December 31, 2002, future payments due, including principal and interest, are $57 thousand in 2003 and $52 thousand in 2004.

We have entered into several software license agreements. We are required to pay royalties on all related sales based on a percentage of the sale, subject to certain minimum royalties per seat. For these agreements, no minimum royalties are payable unless a product is sold. In 2001, we entered into an agreement allowing for the incorporation of a third party database technology in our product. This agreement required payments aggregating approximately $692 thousand for unlimited use of the technology in our product for a period of approximately three years. All such payments were made in 2002 and 2001. We are amortizing the total cost of this royalty to cost of CCM and related products revenue over the life of the agreement resulting in amortization expense of $200 thousand and $77 thousand during the years ended December 31, 2002 and 2001, respectively. Total third party license fees and royalty expense included in the accompanying consolidated statement of operations for the years ended December 31, 2002, 2001, and 2000 was $2.4 million, $1.5 million, and $396 thousand, respectively.

In our normal course of business, we enter into arrangements that may provide certain guarantees to third parties. Such guarantees include, among others, assertions that our software does not infringe on the technology of others; that anyone we subcontract to perform services for customers will perform at an expected level; that our officers and directors are indemnified from certain events while serving in an official capacity; and that our software products perform to published specifications. For further details concerning our guarantees, please read Note 9 to the consolidated financial statements.

Management believes that our available cash resources, including cash and cash equivalents and cash we expect to generate from the sales of products and services, will be sufficient to finance presently anticipated operating results and working capital expenditure requirements at least through December 31, 2003. Our future liquidity is, however, dependent on a number of factors, including but not limited to, our ability to reach forecasted sales targets and to maintain current expense levels. There can be no assurance that we will not require additional capital resources during this period of time. If we do require additional capital resources, we may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of equity or equity related securities could result in additional dilution to stockholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation during 2002, the adoption of SFAS 148 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has various items that will be required to be accounted for in accordance with

FIN 45. The Company has made the disclosures required by FIN 45 as of December 31, 2002 in Note 9 to the consolidated financial statements. The Company is evaluating its business practices related to future guarantees and other items to be accounted for under FIN 45 and has not yet determined to impact of FIN 45 on future results of operations or financial position.

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently evaluating the scope of EITF 00-21 but management believes that the Company’s multiple element arrangements fall within the scope of SOP 97-2 and therefore, EITF 00-21 will not be applicable to the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

For additional information concerning risks associated with the Company’s liquidity and capital resources see “Certain Factors That May Affect Future Results”.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Federal Securities Laws. In addition, from time to time, management may make forward-looking statements in press releases, in other public discussions and in other documents that we file with the Securities and Exchange Commission (including those documents incorporated by reference into this Annual Report on Form 10-K). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. You can identify forward-looking statements by the words “may,” “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions. Our forward-looking statements are based on currently available information and management’s expectations of future results but necessarily involve certain assumptions. We caution readers that our assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from our expectations. Moreover, the Company assumes no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. Below we describe some of the important factors that could affect our revenue or results of operations.

WE HAVE EXPERIENCED CASH FLOW DEFICITS IN THE PAST AND MAY EXPERIENCE CASH FLOW DEFICITS IN THE FUTURE.

For the fiscal year ended December 31, 2002, we had operating income of approximately $1.2 million. At December 31, 2002, the Company had an accumulative deficit of $71.7 million. Management’s 2003 operating plan forecasts that the Company will continue to be operationally profitable for the year. Based upon these assumptions, management believes the Company has sufficient cash to fund its operations during 2003. If the Company is unable to attain forecasted revenue levels and management is unsuccessful in controlling expenses, the Company may have to seek additional external equity or debt financing to continue its operations. There can be no assurance that we will be able to secure such external financing.

OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF GENERAL ECONOMIC AND BUSINESS CONDITIONS.

Our business is subject to the effects of general economic and business conditions. ON’s operating results have been affected by recent unfavorable economic conditions and reduced information technology spending. In addition, the continued fallout from the September 11 terrorist attacks, U.S. military action in Iraq and Afghanistan and the heavily publicized corporate transgressions and resulting investigations causing investor uncertainty about the integrity of US financial markets have added (or exacerbated) general economic, political and other uncertainties. If economic and market conditions do not improve and these uncertainties continue to exist, ON’s business, condition (financial or otherwise), prospects and results of operations could be adversely affected.

OUR SALES AND MARKETING REQUIRES SIGNIFICANT INVESTMENTS

Sales of products require significant up-front investments in marketing, technical and financial resources. We have adopted a sales and marketing strategy that relies significantly on a direct sales force, third-party resellers and in-house field service organization. This strategy requires significant investments in identifying and hiring qualified sales and technical personnel, ongoing product development, and expansion of an in-house field service organization. We have developed valuable marketing and service experience and expertise in Europe and, recently, in the United States. However, there can be no assurance that we will be able to continue to expand and apply such experience and expertise to our target market.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS

For the twelve months ended December 31, 2002, 2001 and 2000, two customers accounted for $6.2 million (17.8%), $4.3 million (17.7%), and $6.3 million (23.9%) of total revenue, respectively. It is possible that in the future other customers will account for a significant portion of ON’s total revenue. The loss of significant customers could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

WE WILL NEED TO EXPAND OUR DISTRIBUTION CHANNELS IN ORDER TO DEVELOP OUR BUSINESS AND INCREASE REVENUE

We sell our products through our direct sales force and a number of distributors, and we provide maintenance and support services through our technical and customer support staff. We plan to continue to invest large amounts of resources in our direct sales force. In addition, management is committed to developing additional sales and marketing channels through value added resellers, system integrators, original equipment manufacturers and other channel partners. We may not be able to attract channel partners that will be able to market our products effectively, or that will be qualified to provide timely and cost-effective customer support and service. If we establish distribution through such indirect channels, our agreements with channel partners may not be exclusive. As a result, such channel partners may also carry competing product lines. If we do not establish and maintain such distribution relationships, this could materially adversely affect our business, condition (financial or otherwise), prospects and results of operations.

IF WE DO NOT RESPOND ADEQUATELY TO OUR INDUSTRY’S EVOLVING TECHNOLOGY STANDARDS, OR DO NOT CONTINUE TO MEET THE SOPHISTICATED NEEDS OF OUR CUSTOMERS, SALES OF OUR PRODUCTS MAY DECLINE

As a result of rapid technological change in our industry, product advances can quickly erode our position in existing markets or other markets that we may enter. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs and respond to competitive products. The introduction in early 2003 of our ON iCommand product is an example of our commitment to respond to these issues. Our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments.

We have experienced product development delays in the past and may experience delays in the future. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products. Any such new or improved products, including the new ON iCommand product, may not achieve market acceptance. Our current or future products may not conform to industry requirements. Our ability to continue to enhance our current products to meet customer and market requirements will depend substantially on our ability to effectively manage this development effort, to attract and retain the required development personnel in Waltham, Massachusetts and Starnberg, Germany and to coordinate and manage geographically remote development efforts. If, for technological or other reasons, we are unable to develop and introduce new and improved products in a timely manner, our business, condition (financial or otherwise), prospects and results of operations could be adversely affected.

ERRORS IN OUR PRODUCTS COULD RESULT IN SIGNIFICANT COSTS TO US AND COULD IMPAIR OUR ABILITY TO SELL OUR PRODUCTS

Because our software products are complex, these products may contain errors that could be detected at any point in a product’s life cycle. In the past, we have discovered software errors in certain of our products and have experienced delays in shipment of our products during the period required to correct these errors. Despite testing by ON and by current and potential customers, errors in our products may be found in the future. Detection of such errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. If any of these results were to occur, our business, condition (financial or otherwise), prospects and results of operations could be materially adversely affected.

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

The widespread inclusion of the functionality of our products as standard features of Microsoft operating systems software could render our products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of our products. If we were unable to develop new functionality or unique applications for our technology to successfully replace any obsolete products, our business, condition (financial or otherwise), prospects and results of operations could be materially adversely affected.

The market for our products is highly competitive and diverse. The technology for remote software management products can change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered. The Company has faced competition from a number of sources, including:

•	Large and established companies such as Microsoft, Computer Associates International and IBM/Tivoli that offer software distribution tools as part of their overall network and/or systems management frameworks.

•	Software companies like Novadigm and Marimba as well as others that provide software management solutions.

•	Vendors of low-priced suites such as LANDesk and Altiris that target both small-business and enterprise accounts.

•	Hardware suppliers such as IBM and Hewlett–Packard that offer or bundle software management capabilities in conjunction with their hardware offerings.

•	The internal information technology departments of those companies with infrastructure management needs.

In addition, Microsoft has bundled new management capabilities in its Windows 2000 and XP operating systems that, in conjunction with its Systems Management Server (SMS) framework, directly compete with capabilities provided by ON.

Their latest version, SMS 2003 (code-named “Topaz”) is expected to be released during 2003 and includes additional capabilities that directly compete with capabilities provided by the ON product offering, including support for mobile and remote users as well as integration with Microsoft Acive Directory. Even if the functionality provided with Microsoft’s operating system software were more limited than that of our software management products, customers or potential customers might elect to accept more limited functionality in lieu of purchasing additional software. Competition resulting from this type of bundling could lead to price reductions for our products, which would reduce our margins and correspondingly affect our business, condition (financial or otherwise), prospects and results of operations.

Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources than we have. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products than ON. The Company may not be able to compete successfully against current and future competitors. In addition, competitive pressures faced by the Company may materially adversely affect the Company’s business, condition (financial or otherwise), prospects and results of operations.

DUE TO THE TECHNOLOGICAL CHALLENGES ASSOCIATED WITH OUR CURRENT PRODUCTS, WE MAY NOT HAVE THE FINANCIAL RESOURCES NECESSARY TO CONDUCT THE BUSINESS AS PRESENTLY CONTEMPLATED

Based on management’s 2003 forecasts, product development, marketing and sales costs for our current products are approximately $2.15 million per month. Based on our existing cash and forecasted revenue, we believe that we have enough cash to fund these costs through 2003. There can be no assurance that our estimate of the marketing, sales and product development costs of our products or our revenue forecasts is correct, or that these costs will not exceed our available financial resources, or that we will be able to locate additional sources of financing, if and when needed.

OUR RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

For fiscal years 2002, 2001, and 2000, total international revenue from the Company’s foreign subsidiaries and other foreign sources was 73%, 71%, and 65% of total revenue, respectively. We expect that international revenue will continue to constitute a significant portion of our total revenue in the future. Accordingly, a significant percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on our future international license revenue.

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

A large portion of our business is conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future operating results. We may experience currency losses in the future. Although we have no current plans to do so, we may, in the future, implement a foreign exchange hedging program, consisting principally of purchases of forward-rate currency contracts. However, if undertaken, our hedging activities may not adequately protect us against the risks associated with foreign currency fluctuations.

FUTURE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS DUE TO A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL, COULD ADVERSELY AFFECT OUR STOCK PRICE

Our quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond our control. These factors include, among others:

•	our ability to develop, introduce and market new and enhanced versions of our software on a timely basis, including the early 2003 introduction of our new product, ON iCommand;

•	market demand for our software, including our new product, ON iCommand ;

•	the size, timing and contractual terms of significant orders;

•	the timing and significance of new software product announcements or releases by ON or our competitors;

•	changes in our pricing policies or those of our competitors;

•	changes in our business strategies;

•	budgeting cycles of our potential customers;

•	changes in the mix of software products and services sold;

•	reliance on indirect sales forces;

•	changes in the mix of revenues attributable to domestic and international sales and the related rates of exchange;

•	the impact of acquisitions of competitors;

•	seasonal trends;

•	the cancellations of maintenance agreements;

•	product life cycles, software defects and other product quality problems; and

•	personnel changes.

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

OUR SALES CYCLE IS LONG AND UNPREDICTABLE, AND POTENTIAL DELAYS IN THE CYCLE MAKE OUR REVENUE SUSCEPTIBLE TO FLUCTUATIONS

The licensing of our software generally requires us to engage in a sales cycle that typically takes approximately four to nine months to complete. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size of the transaction and the level of competition that we encounter in our selling activities. During the sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products and, in some cases, permit the potential customer to utilize an evaluation version of our software products. Any delay in the sales cycle of a large license or a number of smaller licenses could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS MAY AFFECT OUR QUARTERLY OPERATING RESULTS

Our business has experienced and is expected to continue to experience seasonality. Our revenue and operating results in our December quarter typically benefit from purchase decisions made by the large concentration of customers with calendar year-end budgeting requirements, and from the efforts of our sales force to meet fiscal year-end sales quotas. In addition, we are currently attempting to further expand our presence in international markets, including Europe. International revenue comprises a significant percentage of our total revenue, and we may experience additional variability in demand associated with seasonal buying patterns in such foreign markets.

ANY FUTURE ACQUISITIONS PRESENT RISKS WHICH COULD ADVERSELY AFFECT OUR BUSINESS

In the future, ON may evaluate and make acquisitions of, or large investments in, other businesses that offer products, services, and technologies that further our goal of providing enterprise desktop management software solutions to businesses or which complement our current business. Any future acquisitions or investments that we may evaluate or complete present risks commonly encountered with these types of transactions. The following are examples of such risks:

•	significant out of pocket expenses during the evaluation period;

•	difficulty in combining the technology, operations, or work force of the acquired business;

•	disruption of on-going businesses;

•	difficulty in realizing the potential financial and strategic position of ON through the successful integration of the acquired business;

•	difficulty in maintaining uniform standards, controls, procedures, and policies;

•	possible impairment of relationships with employees and clients as a result of any integration of new businesses and management personnel;

•	difficulty in adding significant numbers of new employees, including training, evaluation, and coordination of effort of all employees towards our corporate mission;

•	diversion of management attention; and

•	potential dilutive effect on earnings.

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

OUR ABILITY TO MANAGE GROWTH WILL AFFECT OUR ABILITY TO ACHIEVE AND MAINTAIN PROFITABILITY

Over the last 5 years, total CCM and related revenue has increased significantly from $11.3 million in fiscal 1998 to $34.8 million in fiscal 2002. If we achieve our future growth plans, such growth may burden our operating and financial systems. This burden will require significant senior management attention and will require the use of other ON resources. Our ability to compete effectively and to manage future growth (and our future operating results) will depend in part on our ability to implement and expand operational, customer support, and financial control systems and to expand, train, and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to do so could materially adversely affect our business, condition (financial or otherwise), prospects and results of operations.

OUR BUSINESS DEPENDS IN LARGE PART UPON THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY, THE LOSS OF WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

Our success is heavily dependent upon our proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets and copyright to establish and protect our proprietary rights in software.

We use a printed “shrink-wrap” license for users of our products distributed through traditional distribution channels in order to protect our copyrights and trade secrets in those products. Since the licensee does not sign these shrink-wrap licenses, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. If such licenses were not enforceable, the user would not be bound by the license terms, including the terms that seek to protect our proprietary technology. If the printed shrink-wrap licenses prove to be unenforceable, this may have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

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

There has been substantial litigation in the software industry involving intellectual property rights of technology companies. We have not been involved in any such litigation. Although we do not believe that we are infringing the intellectual property rights of others, any involvement in this type of litigation may have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations. In addition, since we currently license, or may in the future license or acquire a portion of the software included in our products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties for information as to the origin and ownership of any software. We generally obtain representations as to the origin and ownership of such acquired or licensed software and we generally obtain indemnification to cover any breach of such representations. However, there can be no assurance that these representations are accurate or that such indemnification will provide us with adequate compensation for a breach of these representations. In the future, we may need to initiate litigation to enforce and protect trade secrets and other intellectual property rights owned by us. We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. This litigation could be costly and cause diversion of management’s attention, either of which could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations. Adverse rulings or findings in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Any one of these items could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available to us on reasonable terms, or at all.

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

Certain provisions of ON’s charter documents eliminate the right of stockholders to act by written consent without a meeting and specify certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings. Such provisions are intended to increase the likelihood of continuity and stability in the composition of the ON board of directors and in the policies set by the board. These provisions also discourage certain types of transactions, which may involve an actual or threatened change of control transaction. These provisions are designed to reduce the vulnerability of ON to an unsolicited acquisition proposal. As a result, these provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. These provisions are also intended to discourage certain tactics that may be used in proxy fights. However, they could have the effect of discouraging others from making tender offers for ON’s shares. As a result, these provisions may prevent the market price of ON common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in the management of ON.

ON’s board of directors has the authority to issue up to 2,000,000 shares of preferred stock in one or more series. The board of directors can fix the price, rights, preferences, privileges, and restrictions of such preferred stock without any further vote or action by ON’s stockholders. The issuance of preferred stock allows ON to have flexibility in connection with possible acquisitions and other corporate purposes. However, the issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by the ON stockholders. As a result, the market price of the ON common stock and the voting and other rights of the holders of ON common stock may be adversely affected. The issuance of preferred stock may result in the loss of voting control to others. ON has no current plan to issue any shares of preferred stock.

ON is subject to the anti-takeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. The Delaware law prevents certain Delaware corporations, including ON, from engaging, under certain circumstances, in a “business combination” with any “interested stockholder” for three years following the date that such stockholder became an interested stockholder. For purposes of Delaware law, a “business combination” includes, among other things, a merger or consolidation involving ON and the interested stockholder and the sale of more than 10% of ON’s assets. In general, Delaware law defines an “interested stockholder” as any entity or person beneficially owning 15% or more of the outstanding voting stock of a company and any entity or person affiliated with or controlling, or controlled by such entity or person. Under Delaware law, a Delaware corporation may “opt out” of the anti-takeover provisions. ON has not “opted out” of the anti-takeover provisions of Delaware law.

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

In the past, the market price of our common stock has varied greatly and the volume of our common stock traded has fluctuated greatly as well. We expect such fluctuation to continue. The fluctuation results from a number of factors including:

•	any shortfall in revenue or income as compared to revenue or income projected by management or expected by investors and securities analysts;

•	announcements of new products by ON or our competitors;

•	quarterly fluctuations in our financial results or the results of other software companies, including those of our direct competitors;

•	changes in analysts’ estimates of our financial performance, the financial performance of our competitors, or the financial performance of software companies in general;

•	general conditions in the software industry;

•	changes in prices for our products or the products of our competitors;

•	changes in our revenue growth rates or the growth rates of our competitors;

•	sales of large blocks of ON common stock; and

•	conditions in the financial markets in general.

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

RISK OF DELISTING BY NASDAQ STOCK MARKET

Under rules adopted by the NASDAQ Stock Market, ON’s common stock is subject to possible delisting from the NASDAQ National Market if, among other requirements, the minimum bid price for the Company’s common stock falls below $1.00 for a period of 30 consecutive business days or if the Company’s stockholders’ equity falls below $10 million. An issuer failing to meet the minimum stockholders’ equity requirement can avoid delisting if it satisfies an alternative-listing standard that imposes, among other requirements, a minimum bid price of $3.00.

As of December 31, 2002, ON’s stockholders’ equity was $10.2 million and the closing bid price of ON’s common stock on March 24, 2003 was $2.91. As a result, the Company is in compliance with current listing standards. If ON’s stockholders’ equity falls below $10 million and its stock falls below a minimum bid price of $3.00, ON’s common stock may be delisted unless ON takes affirmative action to increase its stockholders’ equity (such as by issuing securities in an equity financing). Delisting could have a material adverse effect on the price of ON’s common stock and on the level of liquidity currently available to the Company’s shareholders.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and investment changes.

Interest Rate Risk.    The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s cash equivalent investments. The Company has not used derivative financial instruments. The Company invests its excess cash in short-term floating rate instruments and senior secured floating rate loan funds, which carry a degree of interest rate risk. These instruments may produce less income than expected if interest rates fall.

Foreign Currency Risk.    International revenue from the Company’s foreign subsidiaries and other foreign sources for the year ended December 31, 2002 was approximately 73% of total revenue. International sales are made primarily from the Company’s subsidiary in Germany and are denominated in the local currency. Accordingly, the Company’s German and other foreign subsidiaries use its local currency as its functional currency. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

Investment Risk.    The Company may invest in the future in the equity instruments of privately held companies for business and strategic purposes. However, as of December 31, 2002, the Company holds no such material investments. For these non-quoted investments, the Company’s policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.

Item 8.     Financial Statements and Supplementary Data

The Company’s consolidated financial statements are listed in the Index to Consolidated Financial Statements filed in Items 15(a)(i) as part of this Annual Report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required hereunder is incorporated by reference from the Company’s definitive Proxy Statement under the section entitled “Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Accountants” filed in connection with the Company’s Annual Meeting of Stockholders to be held on May 15, 2003.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information required hereunder is incorporated by reference from the Company’s definitive Proxy Statement filed in connection with the Company’s Annual Meeting of Stockholders to be held on May 15, 2003.

Item 11.     Executive Compensation

The information required hereunder is incorporated by reference from the Company’s definitive Proxy Statement under the caption “Executive Compensation and Other Matters” filed in connection with the Company’s Annual Meeting of Stockholders to be held on May 15, 2003.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required hereunder is incorporated by reference from the Company’s definitive Proxy Statement under the caption “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” filed in connection with the Company’s Annual Meeting of Stockholders to be held on May 15, 2003.

Item 13.     Certain Relationship and Related Transactions

The information required hereunder is incorporated by reference from the Company’s Proxy Statement filed in connection with the Company’s Annual Meeting of Stockholders to be held on May 15, 2003.

Item 14.     Controls and Procedures

a)	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) (1)    Consolidated Financial Statements:

Page Number
Reports of Independent Accountants	37 - 38
Consolidated Balance Sheet:
December 31, 2002 and 2001	39
Consolidated Statement of Operations:
Years ended December 31, 2002, 2001 and 2000	40
Consolidated Statement of Stockholders’ Equity:
Years ended December 31, 2002, 2001 and 2000	41
Consolidated Statement of Cash Flows:
Years ended December 31, 2002, 2001 and 2000	42 - 43
Notes to the Consolidated Financial Statements	44 - 66

Item 15(a) (2)

All schedules to the consolidated financial statements have been omitted, as the required information is either inapplicable or is included in the consolidated financial statements or notes thereto.

(a) (3)    Exhibits:    See Index to Exhibits on page 70. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this Annual report on Form 10-K.

(b)         Reports on Form 8-K:    None

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

ON Technology Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ON Technology Corporation and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of ON Technology Corporation as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, prior to the revisions discussed in Note 2, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those consolidated financial statements in their report dated January 28, 2002.

As described above, the consolidated financial statements of ON Technology Corporation as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to reflect the adoption of Emerging Issues Task Force Issue 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred. We have audited the adjustments described in Note 2 that were applied to revise the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 6, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. During the year ended December 31, 2002, ON Technology Corporation adopted the provisions of Emerging Issues Task Force Issue 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”). As discussed in Note 2, ON Technology Corporation has reflected the impact of adopting EITF 01-14 on the 2001 and 2000 consolidated financial statements by revising certain revenue and cost of revenue amounts. The Arthur Andersen LLP report does not extend to these changes to the 2001 and 2000 consolidated financial statements. The adjustments to the 2001 and 2000 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

of ON Technology Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of ON Technology Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of ON Technology Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts

January 28, 2002

ON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(amount in thousands, except share and per-share data)

	December 31,
	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$13,636	$9,767
Restricted cash	100	1,069
Accounts receivable, net of allowances of $830 and $1,070, respectively	8,473	5,964
Prepaid expenses and other current assets	1,256	1,016
Deferred tax asset	501	433

Total current assets	23,966	18,249
Property and Equipment, at cost:
Computers, equipment, and software	5,475	5,157
Furniture and fixtures	269	248
Leasehold improvements	44	528
Equipment under capital lease	101	—

	5,889	5,933
Less—Accumulated depreciation and amortization	4,792	4,927

	1,097	1,006
Deferred tax asset	501	433
Other assets and deposits	237	428

Total assets	$25,801	$20,116

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,574	$2,435
Accrued expenses	4,180	4,345
Capital lease obligations	48	—
Deferred revenue	7,265	4,754

Total current liabilities	14,067	11,534
Long term portion of capital lease obligations	45	—
Other liabilities	1,514	—

Total liabilities	15,626	11,534

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,757,754 and 22,581,533 shares issued and 23,742,754 and 22,566,533 shares outstanding, respectively	238	226
Additional paid-in capital	81,123	80,768
Deferred stock-based compensation	(74)	(126)
Accumulated deficit	(71,695)	(72,775)
Accumulated other comprehensive income	630	536
Treasury stock (15,000 shares at cost)	(47)	(47)

Total stockholders’ equity	10,175	8,582

Total liabilities and stockholders’ equity	$25,801	$20,116

The accompanying notes are an integral part of these consolidated financial statements

ON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(amount in thousands, except share and per-share data)

	Year ended December 31,
	2002	2001	2000
Revenue:
Net CCM and related products	$22,341	$15,188	$16,073
Service and maintenance	12,435	8,603	6,799
Meeting Maker, Inc. (MMI)	—	—	3,405
Other	—	568	236

Total revenue	34,776	24,359	26,513

Cost of Revenue:
Cost of CCM and related products revenue	4,074	3,172	3,462
Cost of service and maintenance revenue	2,885	1,225	1,060
Cost of MMI revenue	—	—	75

Total cost of revenue	6,959	4,397	4,597

Gross Profit	27,817	19,962	21,916

Operating expenses:
Sales and marketing	13,493	12,248	12,324
Research and development	7,990	8,019	9,811
General and administrative	5,144	4,690	6,681
MMI operating expenses	—	—	2,159

Total operating expenses	26,627	24,957	30,975

Income (loss) from operations	1,190	(4,995)	(9,059)
Interest expense	(34)	(4)	(7)
Interest income	165	175	505
Other income (loss), net	743	(745)	716

Income (loss) before allocation to MMI and provision for income taxes	2,064	(5,569)	(7,845)
Allocation to MMI (Note 11)	—	—	(1,171)

Income (loss) before provision for income taxes	2,064	(5,569)	(9,016)
Provision for income taxes	984	76	420

Net income (loss)	$1,080	$(5,645)	$(9,436)

Basic net income (loss) per share	$0.05	$(0.34)	$(0.67)

Diluted net income (loss) per share	$0.04	$(0.34)	$(0.67)

Weighted average common shares outstanding — basic	23,166,280	16,365,286	14,140,742

Weighted average common shares outstanding — diluted	24,213,493	16,365,286	14,140,742

The accompanying notes are an integral part of these consolidated financial statements.

ON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Stockholders’ Equity									Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Number of Shares	$0.01 Par Value					Number of Shares	Cost
Balance, December 31, 1999	13,848	$138	$74,596	$—	$(57,694)	$(23)	(15)	$(47)	$16,970
Sale of common stock under the Employee Stock Purchase Plan	144	1	129		—	—	—	—	130
Exercise of common stock options	648	7	671	—	—	—	—	—	678
Conversion of warrants into note payable (Note 6)	—	—	(800)	—	—	—	—	—	(800)
Issuance of common stock warrants (Note 6)	—	—	(1,910)	—	—	—	—	—	(1,910)
Reclassification of warrants to equity upon exercise (Note 6)	—	—	375	—	—	—	—	—	375
Exercise of warrants (Note 6)	661	7	(7)	—	—	—	—	—	—
Deferred compensation related to grants of common stock options	—	—	789	(789)	—	—	—	—	—
Amortization of deferred compensation related to common stock options	—	—	—	692	—	—	—	—	692
Cumulative translation adjustment	—	—	—	—	—	203	—	—	203	$203
Net loss	—	—	—	—	(9,436)	—	—	—	(9,436)	(9,436)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(9,233)

Balance, December 31, 2000	15,301	153	73,843	(97)	(67,130)	180	(15)	(47)	6,902
Private placement of common stock, net of $137 in issuance costs (Note 6)	6,024	60	4,803	—	—	—	—	—	4,863
Sale of common stock under the Employee Stock Purchase Plan	68	1	42	—	—	—	—	—	43
Exercise of warrants (Note 6)	1,177	12	—	—	—	—	—	—	12
Exercise of common stock options	12	—	9	—	—	—	—	—	9
Reclassification of warrants to equity upon exercise (Note 6)	—	—	37	—	—	—	—	—	37
Reclassification of warrants to equity upon amendment to warrant agreement (Note 6)	—	—	1,934	—	—	—	—	—	1,934
Deferred compensation related to grants of common stock options	—	—	100	(100)	—	—	—	—	—
Amortization of deferred compensation related to common stock options	—	—	—	71	—	—	—	—	71
Cumulative translation adjustment	—	—	—	—	—	356	—	—	356	$356
Net loss	—	—	—	—	(5,645)	—	—	—	(5,645)	(5,645)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(5,289)

Balance, December 31, 2001	22,582	226	80,768	(126)	(72,775)	536	(15)	(47)	8,582
Sale of common stock under the Employee Stock Purchase Plan	71	1	76	—	—	—	—	—	77
Exercise of common stock options	155	1	256	—	—	—	—	—	257
Exercise of warrants (Note 6)	950	10	—	—	—	—	—	—	10
Deferred compensation related to grants of common stock options, net of cancellations upon terminations	—	—	23	(23)	—	—	—	—	—
Amortization of deferred compensation related to common stock options	—	—	—	75	—	—	—	—	75
Cumulative translation adjustment	—	—	—	—	—	94			94	$94
Net income	—	—	—	—	1,080	—	—	—	1,080	1,080

Comprehensive income	—	—	—	—	—	—	—	—	—	$1,174

Balance, December 31, 2002	23,758	$238	$81,123	$(74)	$(71,695)	$630	(15)	$(47)	$10,175

The accompanying notes are an integral part of these consolidated financial statements.

ON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net income (loss)	$1,080	$(5,645)	$(9,436)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in receivable allowances	58	40	1,788
Changes in deferred tax asset	17	(866)	—
Non-cash charges associated with the revaluation of intercompany loans to foreign subsidiaries (Note 2)	(1,005)	587	190
Depreciation and amortization	1,050	936	720
Revaluation of notes payable (Note 6)	—	(875)	75
Warrant liability revaluation (Note 6)	—	984	(548)
Amortization of deferred stock-based compensation	75	71	614
Gain on sale of assets	—	—	(458)
Changes in operating assets and liabilities:
Accounts receivable	(2,567)	(464)	(263)
Prepaid expenses and other current assets	(240)	(523)	77
Accounts payable	139	(226)	(1,048)
Accrued expenses	(165)	1,505	399
Other liabilities	1,514	—	—
Reserve for distributor inventories	—	—	(120)
Deferred revenue	2,511	762	970

Net cash provided by (used in) operating activities	2,467	(3,714)	(7,040)

Cash Flows from Investing Activities:
Changes in other assets and deposits	(9)	(279)	44
Purchase of property and equipment	(840)	(278)	(803)
(Deposit) refund of restricted cash to secure facility lease	969	—	(1,069)

Net cash provided by (used in) investing activities	120	(557)	(1,828)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	—	4,863	—
Proceeds from the exercise of warrants	10	12	—
Proceeds from the exercise of common stock options	257	9	678
Proceeds from the sale of stock under the Employee Stock Purchase Plan	77	43	130
Principal repayments on capital lease obligations	(8)	—	—

Net cash provided by financing activities	336	4,927	808

Effect of exchange rates on cash and cash equivalents	946	(326)	556

Net increase (decrease) in cash and cash equivalents	3,869	330	(7,504)
Cash and cash equivalents, beginning of year	9,767	9,437	16,941

Cash and cash equivalents, end of year	$13,636	$9,767	$9,437

The accompanying notes are an integral part of these consolidated financial statements.

ON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)

(amounts in thousands)

	Year ended December 31,
	2002	2001	2000
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$2	$4	$7
Income taxes	$12	$5	$8
Non-Cash Investing and Financing Activities:
Exchange of warrants for notes payable	$—	$—	$800
Property and equipment acquired under capital lease	$101	$—	$—
Issuance of warrants under Exchange Agreement:
Initial valuation	$—	$—	$1,910
Reclass of warrants to equity upon exercise	—	(37)	(375)
Reclass of warrants to equity upon amendment of warrant agreements	—	(1,934)	—

	$—	$(1,971)	$1,535

The accompanying notes are an integral part of these consolidated financial statements.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per-share data)

(1)    Business

ON Technology Corporation and its subsidiaries (“ON” or the “Company”) provide remote software management solutions for desktops, mobile PCs, handhelds, servers, retail Point-of-Sale (POS) devices, and banking workstations. The Company’s principal product, ON Command CCM, or CCM, is used by enterprise IT organizations and service providers to remotely manage and rapidly deliver business-critical software over corporate networks. The Company’s products are designed to reduce operational costs while enhancing both IT and end-user productivity. The Company, which has operated in one reportable segment since June 30, 2000 (see Note 12), markets its products on a worldwide basis to Global 5000 companies across all industries.

While the Company recorded net income of $1,080 during the year ended December 31, 2002, the Company incurred net losses of $5,645 and $9,436 during the years ended December 31, 2001 and 2000, respectively, contributing to an accumulated deficit of $71,695 at December 31, 2002. There can be no assurances that the Company will continue to be profitable in the future. During the years ended December 31, 2002, 2001 and 2000, the Company’s foreign operations accounted for approximately 73%, 71% and 65% of total consolidated revenue. As a result, a significant portion of the Company’s business is transacted in foreign currencies, which subjects the Company to foreign exchange gains and losses. In addition, the Company is subject to the risks and challenges similar to other technology-based companies. These risks include, but are not limited to, successful development and marketing of products, the ability to obtain adequate financing to support growth and future operations and competition from substitute products and larger companies with greater financial, technical, management and marketing resources.

(2)    Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the notes to the consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ON Technology Corporation and its wholly owned subsidiaries: ON Technology U.K. Limited, a corporation organized under the laws of England; Wilma 96 Vermogensverwaltungs, a German GmbH; ON Technology Geschaftsfuhrungs GmbH; ON Technology Schweiz GmbH, a Swiss GmbH; ON Technology France SRL, a corporation organized under the laws of France; and ON Technology Securities Corporation, a corporation organized under the laws of Massachusetts. All significant intercompany transactions and balances have been eliminated in consolidation.

Management Estimates and Uncertainties

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. The Company’s more significant estimates relate to revenue recognition and bad debt reserve amounts income tax and contingencies and litigation. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, with Respect to Certain Transactions, and the Securities and

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Software license revenue principally consists of revenue earned under perpetual software license agreements and is generally recognized upon delivery of the software, provided that the arrangement does not require significant modification or customization of the software, any services included in the arrangement are not considered essential to the functionality of the software, evidence of the arrangement exists, collection of the resulting receivable is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement.

Services and maintenance revenue primarily consists of fees for consulting services, training and support and maintenance services provided to end users. Consulting and training services are typically provided on a time and materials basis with revenue recognized as the services are performed. In the rare instances when fixed-fee consulting agreements are entered into, the Company recognizes revenue using the percentage-of-completion method of accounting. In applying this method, the Company measures each arrangement’s percentage-of-completion by the ratio of labor hours incurred to date to estimated total labor hours to complete the project. The Company does not consider consulting and training services to be essential to the functionality of the other elements of the arrangement. Revenue related to maintenance and support arrangements, which have a typical 12-month duration, is recognized ratably over the contract period.

The Company occasionally, at the request of its customers, sells hardware, which is recorded within net CCM and related products revenue. Resold hardware revenue is typically recognized upon delivery, provided that evidence of the arrangement exists, the fees are fixed or determinable, collectibility is reasonably assured, and all other revenue recognition criteria have been met.

The Company may sell, under one contract or a series of related contracts, software licenses, related professional services and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on its fair value, equal to its stated list price as a fixed percentage of the related software product’s price or based on a stated renewal rate for subsequent periods of maintenance included within the contract. The total contract value is then attributed to the professional services the Company is committed to provide based on the related fair value, equal to the price charged when such services are sold separately. The remainder of the contract value is allocated to the software licenses, with the effect that discounts inherent in the total contract value are attributed to the software licenses.

Under its maintenance and support arrangements, the Company offers unspecified upgrades and enhancements on software products only on a when-and-if-available basis. Typically, the Company does not contract in advance for specified upgrades, enhancements or additional software products. In arrangements where the Company agrees to provide additional products, specified upgrades or enhancements, the Company allocates revenue from the entire arrangement first to any undelivered elements, including the specified future deliverables, professional services and the maintenance support arrangement, based on the fee charged when products are sold separately. The remainder of the contract value is allocated to software licenses. The Company defers recognition of revenue allocated to the specified future deliverable until delivery has occurred and any remaining contractual terms relating to that element have been met. In situations where fair value does not exist for all elements to be delivered under the arrangement, the Company defers all revenue from the arrangement until the earlier of the date when all elements have been delivered or fair value exists for all undelivered elements. The Company does not offer rights of return to its customers. In situations where negotiated contracts require rights of return or contain acceptance criteria, the Company does not recognize revenue until all significant obligations have been delivered and accepted by the client.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

The Company also sells products to resellers. There is generally no contractual right of return nor has the Company historically permitted returns notwithstanding the contractual arrangement. The Company typically does not ship products to resellers until an end user is identified, at which time the Company recognizes revenue under the arrangement. The Company records a returns reserve based on historical experience for arrangements that provide for returns or where the Company grants a right of return although not contractually obligated to do so. To date, product returns have not been significant.

In certain instances, the Company may provide consideration to customers or resellers, including amounts under co-operative marketing and volume rebate programs. Such consideration is recorded as a reduction to revenue unless the Company receives an identifiable benefit that is sufficiently separable from the sale of the Company’s products and the Company can reasonably estimate the fair value of the benefit received. If those conditions are met, the Company records consideration given to customers as an expense. During the years ended December 31, 2002, 2001 and 2000, consideration given to resellers and customers was not material.

Effective January 1, 2002, the Company adopted EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations with offsetting costs recorded as costs of revenue. The Company’s out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, mileage, hotel stays and out-of-town meals. Upon adoption of EITF 01-14, the Company reclassified all prior periods to conform to the current year presentation. As a result of adoption of EITF 01-14, the Company has included $163, $141 and $166 for the years ended December 31, 2002, 2001 and 2000, respectively, in service and maintenance revenue, with equal amounts in service and maintenance cost of revenues, for reimbursable out-of-pocket expenses.

Amounts billed in excess of revenue recognized, typically related to services and maintenance arrangements, are reflected as deferred revenue in the accompanying consolidated balance sheet.

The Company provides for an allowance for accounts receivable amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on historical write-off experience and management’s evaluation of the customers in the Company’s receivable portfolio. While management believes the allowance is adequate, if the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. All investments are classified as available for sale and are carried at fair value. Cash equivalents consist principally of money market investments. Restricted cash at December 31, 2002 represents the minimum cash balance requirement that the Company has with its financial institution related to the Company’s $100 outstanding letter of credit guarantee securing the Company’s lease obligation on its Waltham, Massachusetts’ facility, which expires on September 30, 2006. As a result of entering into a new lease for its Waltham facility, the restricted cash securing the Company’s $1,069 letter of credit required under the old lease was refunded during 2002.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable, capital lease obligations and letters of credit. The estimated fair values of these financial instruments approximate their carrying values at December 31, 2002 and 2001. The estimated fair values have been determined through information obtained from market sources and management estimates after giving consideration to their short-term expected lives.

Depreciation and Amortization

Property and equipment is recorded at cost. The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, using the straight-line method, as follows:

Asset Classification	Estimated Useful Life
Computers, equipment and software	1-4 Years
Furniture and fixtures	4-5 Years
Leasehold improvements	Life of lease

Property and equipment held under capital leases are stated at the lower of the fair market value of the related asset or the present value of the minimum lease payments at the inception of the lease and are amortized on a straight-line basis over either the life of the related asset or the term of the lease. Upon the retirement or other disposition of assets, the cost and related accumulated depreciation or amortization is eliminated from the financial statements and any resulting gain or loss is reflected in results of operations. Repairs and maintenance costs are charged to expense as incurred. During the year ended December 31, 2002, the Company disposed of property and equipment with a gross cost of $1,166, which had been fully depreciated.

Depreciation expense was $850, $858 and $685 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, the Company held equipment under capital lease with a cost of $101 and accumulated depreciation of $6; during 2001 and 2000, the Company held no property and equipment under capital lease.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for events and circumstances that indicate a potential impairment. A long-lived asset is assessed for impairment based on whether the undiscounted expected cash flows derived from the asset are less than its carrying value. The cash flows used for this analysis take into consideration a number of factors including past operating results, budgets and economic projections, market trends, and product development cycles. The amount of any impairment would be equal to the difference between the estimated fair value of the asset and its carrying value. Through December 31, 2002, the Company has not recorded an impairment loss on its long-lived assets.

Research and Development and Capitalized Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to general release of the product, are capitalized and amortized to cost of CCM and related products over the estimated useful life of the related products. During the years ended December 31, 2002, 2001 and 2000, costs eligible for capitalization were not material.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The Company translates the monetary assets and liabilities of its foreign subsidiaries at the exchange rates in effect at the reporting date, while non-monetary assets and liabilities are translated at historical rates. The resultant translation adjustments are reflected as a component of accumulated other comprehensive income or loss in stockholders’ equity. Statement of operations and cash flow amounts are translated using average exchange rates in effect during each period.

During the years ended December 31, 2002, 2001 and 2000, the Company incurred a net foreign exchange gain or (loss) of $709, $(649) and $(196), respectively, primarily resulting from revaluing U.S. intercompany loans to subsidiaries denominated in foreign currencies, and U.S. dollar-denominated debt at a foreign subsidiary. These amounts are included in other income (loss), net in the accompanying consolidated statement of operations. As of December 31, 2002, the Company had not entered into any foreign currency contracts to hedge its foreign currency exposure.

Concentration of Credit Risk

The Company’s financial instruments that subject the Company to credit risk concentration consist of cash equivalents and accounts receivable. The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two highly rated financial institutions. The Company provides credit to customers in the normal course of business and management believes its credit policies reflect normal industry terms and business risk. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral since management does not anticipate nonperformance by the counterparties. When events indicate a change in the customer’s ability to make payment, the Company records a reserve for potential credit losses.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

The Company recorded revenue of greater than 10% of total revenue for the years ended December 31, 2002, 2001 and 2000 and had significant accounts receivable balances at December 31, 2002 and 2001, from the following customers:

	2002
	Revenue	Accounts Receivable
Customer A	10.2%	*
Customer B	**	*

	2001
	Revenue	Accounts Receivable
Customer A	13.1%	*
Customer B	**	11.2%

	2000
	Revenue
Customer A	17.6%
Customer B	**

*	Accounts receivable from this customer were less than 10% of the Company’s total accounts receivable at the applicable period-end.

**	Revenue derived from this customer was less than 10% of the Company’s total revenue for the applicable year.

Income (Loss) per Share

Basic and diluted net loss per share and basic net income per share are calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus potential common stock outstanding during the period, if dilutive.

For the years ended December 31, 2002, 2001 and 2000, certain stock options and warrants have been excluded from the diluted net income (loss) per share calculation, as their effect would be anti-dilutive. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, only potential common shares with purchase prices in excess of the Company’s average common stock fair value for the related period are considered anti-dilutive (see Note 3).

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

Comprehensive Income (Loss)

The Company has disclosed comprehensive income (loss) for all periods presented in the accompanying consolidated statement of stockholder’s equity. The Company’s only item of other comprehensive income (loss) relates to cumulative translation adjustment, and is presented separately on the balance sheet. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Accounting for Stock-Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred stock-based compensation, which is then amortized over the vesting period of the options. The Company reverses deferred stock-based compensation associated with options issued at below fair market value upon the cancellation of such options for terminated employees. The Company has adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

	Year Ended December 31,
	2002	2001	2000
Net income (loss) as reported	$1,080	$(5,645)	$(9,436)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	75	55	42
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,276)	(2,714)	(3,654)

Pro forma net loss	$(1,121)	$(8,304)	$(13,048)

Income (loss) per share:
Basic-as reported	$0.05	$(0.34)	$(0.67)
Basic-pro forma	$(0.05)	$(0.51)	$(0.92)
Diluted-as reported	$0.04	$(0.34)	$(0.67)
Diluted-pro forma	$(0.05)	$(0.51)	$(0.92)

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

In the preceding table, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Risk-free interest rate	4.30%	4.88%	6.20%
Dividend yield	—	—	—
Expected lives (in years)	7	7	7
Volatility	87%	136%	145%

Advertising Expense

The Company expenses advertising costs as incurred. During the years ended December 31, 2002, 2001 and 2000, advertising expense was not material as the Company’s promotional budget was principally used for trade shows, prospect sales seminars, and direct mail campaigns.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which the Company considers to be permanent investments.

Other liabilities at December 31, 2002 reflect income tax obligations expected to be paid after December 31, 2003.

Reclassifications

Certain prior-year balances have been reclassified to conform to current-year presentation.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation during 2002, the adoption of SFAS 148 did not have a material impact on the Company’s financial position or results of operations.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amount in thousands, except share and per-share data)

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has various items that will be required to be accounted for in accordance with FIN 45. The Company has made the disclosures required by FIN 45 as of December 31, 2002 in Note 9. The Company is evaluating its business practices related to future guarantees and other items to be accounted for under FIN 45 and has not yet determined to impact of FIN 45 on future results of operations or financial position.

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently evaluating the scope of EITF 00-21 but management believes that the Company’s multiple element arrangements fall within the scope of SOP 97-2 and therefore, EITF 00-21 will not be applicable to the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

(3)    Net income (loss) per share

Basic and diluted net income (loss) per share were as follows:

	Year ended December 31,
	2002	2001	2000
Net income (loss)	$1,080	$(5,645)	$(9,436)

Weighted average shares outstanding—basic	23,166,280	16,365,286	14,140,742
Weighted average potential common stock	1,047,213	—	—

Weighted average shares outstanding—diluted	24,213,493	16,365,286	14,140,742

Basic net income (loss) per share	$0.05	$(0.34)	$(0.67)
Diluted net income (loss) per share	$0.04	$(0.34)	$(0.67)
Securities that were not included in diluted weighted average shares outstanding were as follows:
Common stock options and warrants	3,080,453	5,588,136	1,825,833

(4)    Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2002	2001
Payroll and payroll related	$1,769	$1,842
Taxes payable	1,978	1,692
Other	433	811

	$4,180	$4,345

(5)    Income Taxes

For the years ended December 31, 2002, 2001 and 2000, the Company’s tax provision of $984, $76, and $420 primarily related to foreign income taxes resulting from income generated by its foreign subsidiaries.

The components of domestic and foreign income (loss) before the provision for income taxes were as follows:

	Year ended December 31,
	2002	2001	2000
Domestic	$(3,021)	$(9,249)	$(12,655)
Foreign	5,085	3,680	3,639

Total income (loss) before income taxes	$2,064	$(5,569)	$(9,016)

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

The components of the provision for income taxes were as follows:

	2002	2001	2000
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	581	942	420

Total current tax expense	581	942	420
Deferred
Federal	—	—	—
State	—	—	—
Foreign	403	(866)	—

Total deferred tax expense	403	(866)	—

Total income tax provision	$984	$76	$420

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:

	2002	2001
Net operating loss carryforwards	$21,800	$19,735
Depreciation	496	684
Reserves and accruals	553	610
Intangible assets	1,337	2,171
Other	(490)	(56)

	23,696	23,144
Less: Valuation allowance	(22,694)	(22,278)

Net deferred tax asset	$1,002	$866

The Company has recorded a valuation allowance of $22,694 as of December 31, 2002, due to uncertainties related to its ability to realize some of its deferred tax assets, primarily consisting of certain US net operating losses carried forward, before they expire. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which its deferred tax assets will be recoverable. The Company believes that it is more likely than not that the net deferred tax asset of $1,002 recorded as of December 31, 2002 will be realized as it relates to certain tax benefits of the Company’s German subsidiary.

As of December 31, 2002, the Company has available federal and foreign net operating loss carryforwards of approximately $44,164 and $9,012, respectively. These carryforwards expire through 2022 and are subject to review and possible adjustment by the Internal Revenue Service and other local taxing authorities. The Tax Reform Act of 1997 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	2002	2001	2000
Federal statutory rate	34.00%	(34.00%)	(34.00%)
State taxes, net of federal benefit	(8.78%)	(6.20%)	(6.20%)
Foreign taxes	9.35%	0.60%	5.40%
Permanent and other items	19.06%	(1.10%)	—
Resolution of foreign tax audits	(18.75%)	—	—

Change in valuation allowance	12.86%	42.10%	39.5%

Effective tax rate	47.74%	1.40%	4.70%

(6)    Stockholders’ Equity

Common Stock

The Company has 50,000,000 authorized shares of common stock, $0.01 par value, of which 23,757,754 shares were issued at December 31, 2002. Each share of common stock entitles the holder to one vote on all matters submitted to vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

Preferred Stock

The Company has 2,000,000 authorized shares of preferred stock, which may be issued from time to time. The Company’s Board of Directors has authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or preventing a change in control of the Company. The Company has not issued any shares of preferred stock as of December 31, 2002.

Private Placement

On October 25, 2001, the Company closed a private placement of $5,000 of common stock with four inter-related institutional investors. The Company issued the investors 6,024,096 shares of common stock at a purchase price of $0.83 per share based on the prior day’s market close. Under the terms of the purchase agreement, the investors have the right to appoint one member of the Company’s Board of Directors. As of December 31, 2002, the investors have opted not to be represented on the Company’s Board of Directors. As required by the terms of the agreement, all shares associated with the placement are properly registered.

On December 18, 2000, the Company entered into an Exchange Agreement with two institutional investors in order to exchange floorless warrants associated with a 1999 private placement for new warrants to purchase up to a total of 2,800,000 shares of the Company’s common stock for $0.01 per share and for contingent promissory notes from the Company totaling $1,000. The warrants to purchase common stock had a contractual life of approximately four years, expiring December 31, 2004. The principal of the notes, subject to certain conditions,

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

in addition to interest (payable at 9%), was due and payable on December 31, 2001. In accordance with the term and conditions of the Exchange Agreement, these notes were cancelled on December 31, 2001, because the Company maintained an effective registration statement and the average closing price for shares of the Company’s common stock on the last 20 days of the year exceeded $3.00 per share. The Company had recorded the notes payable issued as part of the exchange for the outstanding warrants at fair value in the accompanying consolidated financial statements. The Company recognized the corresponding change in fair value of the notes as other income of $875 and as other expense of $75 in the Company’s consolidated statements of operations for the years ended December 31, 2001 and 2000, respectively.

In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company determined that these outstanding warrants to purchase 2,800,000 shares of the Company’s common stock should be designated as a liability as a result of warrant holders having rights that rank higher than common stockholders. Accordingly, the outstanding warrants were recorded at fair value, as determined by the Black-Scholes option pricing model, at each exercise and reporting period date with any changes in the fair value included in the results of operations. On December 18, 2000, the Company calculated the fair value of these warrants, using the Black-Scholes option pricing model, at $1,910 and recorded a corresponding liability. On December 31, 2000, the warrants were revalued again using the Black-Scholes pricing methodology. The Company recognized $548 related to a gain in the valuation of the warrants, which is included in other income (loss) in the Company’s consolidated statement of operations for the year ended December 31, 2000.

The Exchange Agreement was amended on June 28, 2001, which had the effect of changing the nature of the warrants to meet the criteria of an equity instrument under EITF Issue No. 00-19. Therefore, on June 28, 2001, the amount classified as a liability for the warrants of $1,934 was reclassified to additional paid-in capital in the Company’s consolidated balance sheet. Prior to these amendments, the Company had calculated the fair value of the warrants, using the Black-Scholes option pricing model, and had recorded a net increase in fair value during the year ended December 31, 2001 of $984 as a charge to other income (loss), net in the accompanying consolidated statement of operations for the year ended December 31, 2001.

The average assumptions used to value and revalue the warrants were:

Term	Approximately 4 years

Volatility	Approximately 143%

Dividend Yield	0%

Risk Free Interest Rate	Approximately 6.00%

During the years ended December 31, 2002, 2001 and 2000, warrants for the purchase of 951,000, 1,177,000 and 672,000 shares of common stock, respectively, were exercised. As of December 31, 2002, all of the above warrants have been exercised.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

Additional Warrants

On January 31, 2000, the Company granted warrants for the purchase of 25,000 shares of the Company’s common stock to a consultant as partial payment for recruiting services rendered. This warrant was fully vested at the grant date and had an exercise price of $11.25. The warrant expired on January 31, 2003. As the warrant was issued in consideration for services previously rendered, the Company recorded $210 of compensation expense relating to these warrants on the date of grant.

(7)    Stock Option Plans

In July 1992, the Company adopted the 1992 Employee and Consultant Stock Option Plan (the “92 Plan”). Pursuant to the 92 Plan, as amended, the Company could grant to employees and consultants of the Company statutory and non-statutory stock options to purchase up to 7,000,000 shares of common stock, as amended. Typically, employee grants were made with exercise prices equal to fair market value and vesting over a four-year term. Options expire ten years from the date of grant. Consultants may receive options with shorter vesting periods or below fair market exercise prices.

The Company’s 1995 Directors Stock Option Plan (the “Directors 95 Plan”) was adopted on May 18, 1995 and provided for the granting of options to purchase up to 200,000 shares of common stock to directors who are not employees of the Company. The Directors 95 Plan provided for annual grants of 10,000 shares to each Board member. Options vested after one year.

On May 16, 2002, the Company adopted the 2002 Employee and Consultant Stock Option and Incentive Plan (the “Plan”) and the 2002 Directors Stock Option Plan (the “Directors Plan”). Pursuant to the Plan, the Company is authorized to grant to employees and consultants of the Company statutory and non-statutory stock options to purchase up to 1,600,000 shares of common stock. Vesting and other option terms were consistent with the 92 Plan. Concurrent with the adoption of this Plan, the 92 Plan was terminated, including the Company’s ability to issue options for the purchase of 504,377 shares of common stock authorized, but unissued under the 92 Plan. The Directors Plan provides for the granting of options to purchase up to 400,000 shares of common stock to directors who are not employees of the Company. The Directors Plan provides for automatic annual grants of 12,500 to each Board member at the Company’s annual meeting. Options vest ratably over three years. Concurrent with the Directors Plan adoption, the Directors 95 Plan was terminated, including the Company’s ability to issue options for the purchase of 97,500 shares of common stock authorized, but unissued under the Directors 95 Plan.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

Stock option activity for the option plans was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 1999	1,973,012	$2.78
Granted	2,276,391	6.02
Exercised	(647,447)	1.05
Terminated	(627,801)	3.26

Outstanding, December 31, 2000	2,974,155	5.53
Granted	1,269,750	1.26
Exercised	(11,500)	0.82
Terminated	(866,827)	3.08

Outstanding, December 31, 2001	3,365,578	4.56
Granted	1,821,500	2.77
Exercised	(154,561)	1.67
Terminated	(401,894)	2.14

Outstanding, December 31, 2002	4,630,623	$4.16

Exercisable, December 31, 2002	1,658,634	$4.31
Exercisable, December 31, 2001	1,117,979	$4.53
Exercisable, December 31, 2000	751,050	$3.18

The weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $2.21, $1.17 and $5.99 per share, respectively

The following table presents weighted average price and remaining contractual life information about significant option groups outstanding and exercisable at December 31, 2002.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.75 – $ 1.25	277,325	8.11	$0.87	134,730	$0.91
1.44 – 2.00	859,414	7.61	1.52	488,305	1.56
2.06 – 2.94	1,263,577	8.57	2.58	311,964	2.48
3.04 – 3.81	1,326,460	8.21	3.28	342,989	3.61
6.31 – 6.31	14,000	6.78	6.31	8,187	6.31
10.56 – 12.00	889,847	7.08	11.27	372,459	11.29

	4,630,623	7.97	$4.16	1,658,634	$4.31

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

As of December 31, 2002, 2001, and 2000, options available for future grant under the Company’s outstanding stock option plans were 1,783,500, 1,804,983, and 260,129, respectively.

The Company recognized compensation expense of $156 in accordance with SFAS No. 123 and EITF Issue No. 96-18 during the year ended December 31, 2000 relative to options granted to consultants in October 1999. These grants vested quarterly during the related one-year service period.

On February 1, 2000, the Company granted to a consultant a stock option to purchase a total of 125,000 shares of the Company’s common stock. This option vested ratably on a monthly basis over a one-year period, which corresponded to the contractual life of the consulting relationship. In accordance with SFAS No. 123 and EITF Issue No. 96-18, the Company calculated fair value of this option, at the date of grant, and, additionally, re-measured the compensation expense at each interim reporting period date during the vesting period, using the Black-Scholes option pricing model, with average assumptions of approximately 130% for volatility, 0% for the dividend yield, a risk-free interest rate of approximately 6.2% at the date of grant and an expected life of seven years. The Company recognized compensation expense of $1 and $284 during the years ended December 31, 2001 and 2000, respectively.

On December 28, 2000, the Company granted to an officer a fully vested option to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.10 per share. On December 28, 2000, the Company advanced the officer $30 to cover the exercise price, which was repaid in February 2001. Additionally, the officer entered into a stock restriction agreement under which the officer is subject to the certain restrictions that lapse through February 2004, regarding the resale of the common stock issued upon exercise of the stock options to the Company, as defined. The excess of the fair market value of the Company’s common stock over the exercise price of the options on the date of the grant, totaling $97, has been classified as deferred stock-based compensation and included as a component of stockholders’ equity in the accompanying consolidated financial statements. The Company recognized compensation expense of $32 during each of the years ended December 31, 2002 and 2001.

On January 29, 2001, the Company granted to a consultant a stock option to purchase a total of 35,000 shares of the Company’s common stock. This option vested ratably over a six-month period, which conformed to the initial term of the contractual life of the consulting relationship. In accordance with SFAS No. 123 and EITF Issue No. 96-18, the Company calculated fair value of this option, at the date of grant, and, additionally, re-measured the compensation expense at each interim reporting period date during the vesting period, using the Black-Scholes option pricing model, with average assumptions of approximately 145% for volatility, 0% for the dividend yield, a risk-free interest rate of approximately 4% at the date of grant, and an expected life of seven years. The Company recognized compensation expense of $15 during the year ended December 31, 2001.

The Company also recorded other compensation charges of $43, $23 and $20 for employee arrangements for the years ended December 31, 2002, 2001 and 2000, respectively, resulting primarily from stock options granted with exercise prices below fair market value of the date of grant.

Additionally, in 2000, the Company recorded $22 in compensation cost offset against the Meeting Maker gain as a result of accelerating the vesting period for employees affected by the licensing of the product line to Meeting Maker, Inc.

Employee Stock Purchase Plan

On May 18, 1995, the Company adopted the 1995 Employee Stock Purchase Plan pursuant to which up to 1,000,000 shares of common stock may be issued. The plan consists of semiannual offerings commencing on the

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

first day the Company’s common stock was publicly traded and each subsequent offering commencing on January 1 and July 1 of each year. The maximum number of shares of common stock that may be purchased by an employee is determined on the first day of each offering period, as defined. The price at which the shares are purchased is the lower of 85% of the closing price on the first or last day of the offering period. As of December 31, 2002, an additional 505,000 shares were available under the plan for future purchase. During 2002, 2001, and 2000, the Company issued 71,000, 68,000, and 144,000 shares of its common stock, respectively, under the plan.

(8)    Letter of Credit

As of December 31, 2002 and 2001, the Company had $100 and $1,069 letter of credit guarantees outstanding, respectively, securing its Waltham, Massachusetts leased facility. The letters of credit were issued by the Company’s bank and the Company is required to maintain a cash balance equal to the letter of credit as collateral for this guarantee. This amount is shown as restricted cash as of December 31, 2002 and 2001 in the accompanying consolidated balance sheet. At December 31, 2002 and 2001, the Company had no line of credit arrangements.

(9)    Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased facilities under operating leases expiring at various times through 2006. Additionally, the Company has acquired certain furniture and fixtures as well as computer equipment under certain operating leases. These leases expire at various times through 2003.

The approximate minimum annual lease payments under the non-cancelable operating leases are as follows:

Year Ending December 31,
2003	$1,428
2004	1,206
2005	832
2006	444

Total	$3,910

Total rental expense included in the accompanying consolidated statement of operations for the years ended December 31, 2002, 2001, and 2000, was $1,849, $1,651, and $1,415, respectively. The rent expense in 2002, 2001 and 2000 is net of sublease income of $164, $234 and $173, respectively. This sublease was coterminous with the Company’s original Waltham, Massachusetts’ facility lease, which ended upon the Company’s execution of a new lease agreement in October 2002 for new office space in the same facility.

Capital Lease Obligations

During the year ended December 31, 2002, the Company entered into capital leases to acquire property and equipment totaling $101. Future payments due under these leases, including principal and interest, are $57 and $52 during the years ending December 31, 2003 and 2004, respectively.

Royalties

The Company has entered into several software license agreements. The Company is required to

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

pay royalties on all related sales based on a percentage of the sale, subject to certain minimum royalties per seat. For these agreements, no minimum royalties are payable unless a product is sold. In 2001, the Company entered into an agreement allowing for the incorporation of a third party database technology in its product. This agreement required total payments of approximately $692, made during 2002 and 2001, for unlimited use of the technology in the Company’s product for a period of approximately three years. The Company is amortizing the total cost of this royalty to cost of CCM and related products revenue over the life of the agreement resulting in amortization expense of $200 and $77 during the years ended December 31, 2002 and 2001, respectively. Total third party license fees and royalty expense included in the accompanying consolidated statement of operations for the years ended December 31, 2002, 2001, and 2000 was $2,398, $1,502, and $396, respectively.

Litigation

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current or pending litigation to which the Company is or may be a party that the Company believes could materially adversely affect the Company’s financial statements.

Guarantees

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company also enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby it indemnifies them for other acts, such as personal property damage, of the Company’s subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, the Company warrants that its maintenance services will be performed

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has never incurred significant expense under its product or services warranties.

In addition, from time to time the Company may provide an end user a limited right of return if, after the Company’s best efforts, the Company’s software products do not perform to standard published specifications. To date, the Company has never had to accept such a return.

(10)    401(k) Plan

The Company maintains a plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all eligible employees, as defined. Participants in the 401(k) Plan may not contribute more than the lesser of specified statutory amount or 15% of his or her pretax total compensation. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company. In 2002, the Company’s Board of Directors approved a discretionary profit sharing program based upon the Company’s annual performance in the previous year. The Company made no contributions to the 401(k) Plan during 2002, 2001, and 2000. The Company may make future contributions, upon the approval of its Board of Directors.

(11)    Disposition of Meeting Maker Business

On January 3, 2000, the Company signed an asset purchase agreement with a newly organized privately held company named Meeting Maker, Inc. (MMI) to sell the Company’s Groupware business (Meeting Maker) subject to the approval of the Company’s stockholders and certain other conditions. In connection with the asset purchase agreement, the Company entered into a management agreement, also dated January 3, 2000, in which the Company transferred operating control of the Groupware business (Meeting Maker) to MMI. The Company had no risk of ownership related to the operating results from the Groupware business as of January 3, 2000 and has included the results of operations of MMI and allocated 100% of the net income (loss) to MMI for the period January 3, 2000 to June 30, 2000. The Company did not receive the required number of shareholder votes to approve the Meeting Maker transaction at the May 26, 2000 Special Meeting of Shareholders.

As a result, the Company entered into a license agreement with MMI effective as of June 30, 2000, which, among other things, terminated the previously negotiated sale arrangement and provided for the grant of an exclusive worldwide license to market and distribute the Meeting Maker product (including a license to the underlying source code and object code). The Company received quarterly royalty payments, subject to certain minimums, from MMI in connection with the exclusive license. All fees were recognized as earned. On June 29, 2001, MMI exercised its buyout option for the remaining minimum payments plus an additional fee. As a result of the buyout, there have been no future payments under this agreement. The Company recognized the royalty fees as earned ($568 and $236 for the years ended December 31, 2001 and 2000, respectively) in other revenue in the accompanying consolidated statement of operations.

Additionally, the license agreement provided for the sale of certain assets and the assumption of certain liabilities by MMI related to the Meeting Maker business. As a result, the Company recognized a gain of $458, net of related transaction costs, in 2000. This gain was included in other income (loss), net in the accompanying consolidated statement of operations.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

(12) Segment	Reporting

The Company operated as one segment for 2002 and 2001. Prior to June 30, 2000, the Company had two reportable segments: Desktop Management and Groupware. Management had organized the segments based on differences in products and services because each segment required different technology and marketing strategies. The Desktop Management segment included the ON Command CCM product line, which developed, marketed and supported enterprise desktop management products. The Groupware segment developed, marketed and supported real-time group scheduling products. Since June 30, 2000, information with respect to the Groupware segment is not included in the accompanying consolidated statement of operations (see Note 11 for a discussion of the disposition of the Groupware business).

The accounting policies of the segments were the same as those described in the summary of significant accounting policies. The Company evaluated segment performance based on gross margin from operations and did not capture segment net income (loss) or segment assets.

The following table illustrates segment-operating data for 2000:

	Desktop Management	Groupware	Total
2000
Net CCM and related products	$16,073	$—	$16,073
CCM and related service and maintenance	6,799	—	6,799
Other	236	—	236
Revenue—MMI	—	3,405	3,405

Total revenue	23,108	3,405	26,513
Cost of revenue	4,522	75	4,597

Gross margin	$18,586	$3,330	$21,916

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

The following table represents geographic information:

	United States	Germany	Switzerland	United Kingdom and Other	Elimination	Total
2002
Revenue from unaffiliated customers	$9,482	$21,096	$2,352	$1,846	$—	$34,776
Transfers between geographic areas	—	1,419	—	—	(1,419)	—

Total revenue	$9,482	$22,515	$2,352	$1,846	$(1,419)	$34,776
Identifiable long-lived assets	$674	$533	$93	$34	$—	$1,334

2001
Revenue from unaffiliated customers	$7,045	$16,351	$—	$963	$—	$24,359
Transfers between geographic areas	—	587		—	(587)	—

Total revenue	$7,045	$16,938	$—	$963	$(587)	$24,359
Identifiable long-lived assets	$900	$526	$—	$8	$—	$1,434

2000
Revenue from unaffiliated customers	$9,368	$16,672	$—	$473	$—	$26,513
Transfers between geographic areas	—	612	—	—	(612)	—

Total revenue	$9,368	$17,284	$—	$473	$(612)	$26,513
Identifiable long-lived assets	$980	$701	$—	$9	$—	$1,690

Transfers between geographic areas are made on terms equivalent to an arms-length transaction. The revenue classification is based on the country in which the sale originates. Identifiable long-lived assets exclude deferred tax assets.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

(13)    Schedules of Valuation Reserves

A summary of the accounts receivable reserves is as follows:

	Balance, Beginning of Year	Charged to Operations	Write-offs		Other		Balance, End of Year
Year ended December 31, 2000	$666	$1,788	($397)		$120	(a)	$2,177
Year ended December 31, 2001	$2,177	$40	($1,147	)(b)	$—		$1,070
Year ended December 31, 2002	$1,070	$58	($349)		$51	(c)	$830

(a)	Relates to the reclassification of reserve for distributor inventories from current liabilities.
(b)	Relates primarily to the write-off of one major customer that was fully reserved in 2000.
(c)	Relates to revaluation of balances denominated in foreign currencies.

A summary of accrued restructuring is as follows:

	Balance, Beginning of Year	Charged to Expense	Non-Cash Write-offs	Cash Expenditures	Balance, End of Year
Year ended December 31, 2000	$96	$—	$—	$(51)	$45
Year ended December 31, 2001	$45	$—	$—	$(34)	$11
Year ended December 31, 2002	$11	$—	$—	$(11)	$—

(14)    Other Income (Loss)

Other income (loss) consists of the following:

	Year ended December 31,
	2002	2001	2000
Foreign exchange (see Note 2)	$709	$(649)	$(196)
Warrant revaluation (see Note 6)	—	(984)	548
Notes payable revaluation (see Note 6)	—	875	(75)
Gain on sale of Meeting Maker business (see Note 11)	—	—	458
Other	34	13	(19)

Total other income (loss), net	$743	$(745)	$716

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per-share data)

(15)     Selected Quarterly Information (unaudited)

2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net CCM and related product revenue	$5,507	$5,967	$5,028	$5,839
Service and maintenance revenue	2,723	2,884	3,435	3,393
Cost of CCM and related product revenue	1,162	1,205	723	984
Cost of service and maintenance revenue	611	710	773	791
Gross profit	6,457	6,936	6,967	7,457
Income from operations	392	281	198	319
Net income	90	503	16	471
Net income per share—Basic	$0.00	$0.02	$0.00	$0.02
Net income per share—Diluted	$0.00	$0.02	$0.00	$0.02

2001	1st Quarter	2nd Quarter	3d Quarter	4th Quarter
Net CCM and related product revenue	$3,134	$3,450	$3,545	$5,059
Service and maintenance revenue	2,022	1,883	2,194	2,504
Other revenue	118	450	—	—
Cost of CCM and related product revenue	482	861	655	1,174
Cost of service and maintenance revenue	319	313	295	298
Gross profit	4,473	4,609	4,789	6,091
Income (loss) from operations	(2,005)	(1,248)	(1,970)	228
Net income (loss)	(3,708)	(1,366)	(1,694)	1,123
Net income (loss) per share—Basic	$(0.24)	$(0.09)	$(0.11)	$0.06
Net income (loss) per share—Diluted	$(0.24)	$(0.09)	$(0.11)	$0.05

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON TECHNOLOGY CORPORATION

Date: March 28, 2003	/S/ ROBERT L. DORETTI
	Name:	Robert L. Doretti
	Title:	Chairman, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Date: March 28, 2003	/S/ ROBERT L. DORETTI
	Name:	Robert L. Doretti
	Title:	Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2003	/S/ STEVEN R. WASSERMAN
	Name:	Steven R. Wasserman
	Title:	Vice President of Finance
and Chief Financial Officer
(Principal Accounting Officer)

Date: March 28, 2003	/S/ ROBERT P. BADAVAS
	Name:	Robert P. Badavas
	Title:	Director

Date: March 28, 2003	/S/ JOHN CASSARINI
	Name:	John Cassarini
	Title:	Director

Date: March 28, 2003	/S/ PAUL C. O’BRIEN
	Name:	Paul C. O’Brien
	Title:	Director

Date: March 28, 2003	/S/ LOUIS J. RUPNIK
	Name:	Louis J. Rupnik
	Title:	Director

EXECUTIVE CERTIFICATIONS REQUIRED BY RULES 13A-14 AND 15D-14

UNDER THE SECURITIES EXCHANGE ACT OF 1934

Certification of President

I, Robert L. Doretti, certify that:

1. I have reviewed this Annual Report on Form 10-K of ON Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ ROBERT L. DORETTI

Name: Robert L. Doretti Title: Chairman, President, and Chief Executive Officer

Certification of Chief Financial Officer/Chief Accounting Officer

I, Steven R. Wasserman, certify that:

1. I have reviewed this Annual Report on Form 10-K of ON Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ STEVEN R. WASSERMAN

Name: Steven R. Wasserman Title: Vice President of Finance, Chief Financial Officer, and Chief Accounting Officer

Index of Exhibits

Exhibit No.		Exhibit Title

3.1.	+

Fourth Amended and Restated Certificate of Incorporation of ON Technology Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-92562) as filed with the Securities and Exchange Commission on May 23, 1995.

3.2.	+

Amended and Restated By-Laws of ON Technology Corporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-92562) as filed with the Securities and Exchange Commission on May 23, 1995.

3.3	+

Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of ON Technology Corporation, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 13, 2002.

10.1	.*+

Amended and Restated 1992 Employee and Consultant Stock Option Plan, incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2001 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission on March 21, 2001.

10.2	.*+	1995 Directors Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-92562).

10.3	.*+

1995 Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on July 20, 1995 (Reg. No. 33-92562).

10.4	.*+

Form of Indemnity Agreement by and between ON Technology and its directors and executive officers, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-92562) as filed with the Securities and Exchange Commission on May 23, 1995.

10.5	.+

Asset Purchase Agreement by and between ON Technology Corporation and Elron Software, Inc. dated October 29, 1997, incorporated by reference to the exhibit to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 1998.

10.6	+

Securities Purchase Agreement by and among ON Technology Corporation, Castle Creek Technology Partners LLC and Marshall Capital Management Inc. dated December 29, 1999, incorporated by reference to the exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2000

10.7	+

ON Technology Corporation Stock Purchase Warrant dated December 29, 1999, incorporated by reference to the exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2000.

10.8	+

ON Technology Corporation Stock Purchase Warrant (Reset) dated December 29, 1999 incorporated by reference to the exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2000.

10.9	+

Registration Rights Agreement by and among ON Technology Corporation, Castle Creek LLC and Marshall Capital Management Inc. dated December 29, 1999, incorporated by reference to the exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2000.

10.1	0+

Exchange Agreement by and between ON Technology Corporation and Castle Creek Technology Partners LLC dated December 18, 2000, incorporated by reference to the exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2000.

10.1	1+

Exchange Agreement by and between ON Technology Corporation and Marshall Capital Management, Inc. dated December 18, 2000, incorporated by reference to the exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2000.

Exhibit No.		Exhibit Title

10.12	+

ON Technology Corporation Common Stock Purchase Warrant dated December 18, 2000 issued to Castle Creek Technology Partners LLC, incorporated by reference to the exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2000.

10.13	+

ON Technology Corporation Common Stock Purchase Warrant dated December 18, 2000 issued to Marshall Capital Management, Inc, incorporated by reference to the exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2000.

10.14	+

Promissory Note in the principal amount of $500,000 issued by ON Technology Corporation to Castle Creek Technology Partners LLC, incorporated by reference to the exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2000.

10.15	+

Promissory Note in the principal amount of $500,000 issued by ON Technology Corporation to Marshall Capital Management, Inc, incorporated by reference to the exhibits to the Company’s Report on Form 8-K as filed on December 21, 2000.

10.16	+

Mutual General Release between ON Technology Corporation and Castle Creek Technology Partners LLC, incorporated by reference to the exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2000.

10.17	+

Mutual General Release between ON Technology Corporation and Marshall Capital Management, Inc, incorporated by reference to the exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2000.

10.18	+*

Stock Restriction Agreement between ON Technology Corporation and Robert L. Doretti, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001.

10.19	+*

Consulting Agreement between ON Technology Corporation and Robert L. Doretti, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001.

10.20	+

Amendment to Exchange Agreement, Securities Purchase Agreement and Registration Rights Agreement between On Technology Corporation and Marshall Capital Management, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on May 11, 2001.

10.21	+

Amendment to Exchange Agreement, Securities Purchase Agreement and Registration Rights Agreement between On Technology Corporation and Castle Creek Technology Partners, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on May 11, 2001.

10.22	+

Purchase agreement by and among ON Technology Corporation, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P., dated October 24, 2001, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2001.

10.23	+

Registration Rights Agreement by and among ON Technology Corporation, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P dated October 24, 2001, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2001.

Exhibit No.		Exhibit Title

10.2	4+

Stockholders Voting Agreement by and among ON Technology Corporation, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P, effective as of November 28, 2001, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on January 28, 2002.

10.2	5*+

Change of Control Agreement between ON Technology Corporation and Steven R. Wasserman, incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities Exchange Commission on March 26, 2002.

10.2	6*+

Engagement Agreement dated as of January 1, 2002 by and between the Company and Harald Faulhaber, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 as filed with the Securities Exchange Commission on August 13, 2002.

10.2	7*+

2002 Employee and Consultant Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 as filed with the Securities Exchange Commission on August 13, 2002.

10.2	8*+

2002 Directors Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 as filed with the Securities Exchange Commission on August 13, 2002.

10.2	9*+

Employment Letter between ON Technology Corporation and Michael Carey dated August 8, 2002, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002 as filed with the Securities Exchange Commission on November 13, 2002.

10.3	0#

Sublease Agreement dated as of September 7, 1999 by and between ON Technology Corporation and BGS Systems, Inc. as amended by First Amendment to Sublease Agreement dated as of February 17, 2000 and Second Amendment to Sublease Agreement dated as of August 21, 2002.

21.1	#	Subsidiaries of the registrant.

23.1	#	Consent of PricewaterhouseCoopers LLP.

23.2	#	Statement with Respect to Arthur Andersen LLP.

99.1	#	Certification of Robert L. Doretti, Chairman, President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350.

99.2	#	Certification of Steven R. Wasserman, Vice President of Finance, Chief Financial Officer and Treasurer of the Registrant pursuant to 18 U.S.C. Section 1350.

+	Previously filed
*	Management contracts or compensatory plans or arrangements covering executive officers or directors of ON Technology Corporation.
#	Filed with this report