Form 10-Q
period 2003-03-31
ON TECHNOLOGY CORP
filed 2003-05-15
CIK 925288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 31 March 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act)

YES  ☐  NO  ☒

23,825,406 shares of the registrant’s Common Stock, $0.01 par value, were outstanding as of May 13, 2003.

THIS DOCUMENT CONTAINS 32 PAGES.

ON TECHNOLOGY CORPORATION

FORM 10-Q, March 31, 2003

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

ON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	March 31, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$13,426	$13,636
Restricted cash	100	100
Accounts receivable, net of allowances of $550 and $830, respectively	6,215	8,473
Prepaid expenses and other current assets	920	1,256
Deferred tax asset	520	501

Total current assets	21,181	23,966
Property and equipment, net	1,154	1,097
Deferred tax asset	520	501
Other assets and deposits	173	237

Total assets	$23,028	$25,801

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,999	$2,574
Accrued expenses	3,707	4,180
Capital lease obligations	48	48
Deferred revenue	7,142	7,265

Total current liabilities	12,896	14,067
Long term portion of capital lease obligations	34	45
Other liabilities	1,572	1,514

Total liabilities	14,502	15,626

Stockholders’ Equity:
Preferred stock, $0.01 par value – 2,000,000 shares authorized – No shares issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 shares authorized – 23,819,594 and 23,757,754 shares issued and 23,804,594 and 23,742,754 shares, outstanding, respectively	238	238
Additional paid-in capital	81,212	81,123
Deferred stock-based compensation	(61)	(74)
Accumulated deficit	(73,503)	(71,695)
Accumulated other comprehensive income	687	630
Treasury stock – 15,000 shares at cost	(47)	(47)

Total stockholders’ equity	8,526	10,175

Total liabilities and stockholders’ equity	$23,028	$25,801

The accompanying notes are an integral part of these consolidated financial statements.

ON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
Net software licenses	$4,029	$4,225
Service and maintenance	3,600	2,723
Hardware	9	1,282

Total revenue	7,638	8,230

Cost of Revenue:
Cost of software licenses revenue	640	353
Cost of service and maintenance revenue	1,018	666
Cost of hardware revenue	4	754

Total cost of revenue	1,662	1,773

Gross Profit	5,976	6,457

Operating expenses:
Sales and marketing	4,166	3,013
Research and development	1,946	1,977
General and administrative	1,370	1,075

Total operating expenses	7,482	6,065

Income (loss) from operations	(1,506)	392
Interest income (expense), net	35	7
Other income (expense), net	156	(104)

Income (loss) before provision for income taxes	(1,315)	295
Provision for income taxes	493	205

Net income (loss)	$(1,808)	$90

Basic net income (loss) per share	$(0.08)	$0.00

Diluted net income (loss) per share	$(0.08)	$0.00

Weighted average common shares outstanding – basic	23,775	22,794

Weighted average common shares outstanding – diluted	23,775	24,200

The accompanying notes are an integral part of these consolidated financial statements.

ON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months
	Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$(1,808)	$90
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	226	179
Non-cash impact associated with the revaluation of intercompany loans to foreign subsidiaries (Note 5)	(312)	105
Stock-based compensation expense	13	21
Changes in operating assets and liabilities:
Accounts receivable	2,258	1,455
Prepaid expenses and other current assets	336	(63)
Accounts payable	(575)	(161)
Accrued expenses	(415)	(769)
Deferred revenue	(123)	21

Net cash provided by (used in) operating activities	(400)	878

Cash Flows from Investing Activities:
Change in other assets and deposits	11	72
Purchase of property and equipment	(230)	(225)

Net cash used in investing activities	(219)	(153)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	22	158
Proceeds from the sale of stock under the Employee Stock Purchase Plan	67	35
Proceeds from the exercise of warrants	—	4
Principal repayments on capital lease obligations	(11)	—

Net cash provided by financing activities	78	197

Effect of exchange rates on cash and cash equivalents	331	(142)

Net increase (decrease) in cash and cash equivalents	(210)	780

Cash and cash equivalents, beginning of period	13,636	9,767

Cash and cash equivalents, end of period	$13,426	$10,547

The accompanying notes are an integral part of these consolidated financial statements.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. Interim Financial Statements

The accompanying unaudited consolidated financial statements have been presented by ON Technology Corporation (together with its consolidated subsidiaries, the “Company”) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals, consisting only of normal and recurring adjustments, which management considers necessary for a fair presentation of financial position as of March 31, 2003 and results of operations for the three months ended March 31, 2003 and March 31, 2002. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

2. Accounting for Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred stock-based compensation, which is then amortized over the vesting period of the options. The Company reverses deferred stock-based compensation associated with options issued at below fair market value upon the cancellation of such options for terminated employees. The Company follows the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for employee awards. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income (loss) as reported	$(1,808)	$90
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	13	21
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(855)	(569)

Pro forma net loss	$(2,650)	$(458)

Income (loss) per share:
Basic-as reported	$(0.08)	$0.00
Basic-pro forma	$(0.11)	$(0.02)
Diluted-as reported	$(0.08)	$0.00
Diluted-pro forma	$(0.11)	$(0.02)

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

3. Concentration of Credit Risk

The financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two highly rated financial institutions. For the quarters ended March 31, 2003 and 2002, international revenue was 87% and 64%, respectively. The Company typically experiences increased collection times of up to 30 days on international sales.

During the three months ended March 31, 2003, no customer represented more than 10% of the Company’s total revenue; during the three months ended March 31, 2002, two customers accounted for 44.5% of the Company’s total revenue.

As of March 31, 2003 and December 31, 2002, no customer represented more than 10% of the Company’s accounts receivable.

4. Comprehensive Income (Loss)

Total comprehensive loss was $1,751 for the three months ended March 31, 2003 and total comprehensive income was $33 for the three months ended March 31, 2002. Total comprehensive income (loss) consists of net income (loss) and the net change in the foreign currency translation adjustment, included in accumulated other comprehensive income, which is presented separately as a component of stockholders’ equity.

5. Foreign Currency Transaction Gains (Losses)

During the quarters ended March 31, 2003 and 2002, the Company incurred a net foreign exchange gain of $164 and a net foreign exchange loss of $102, respectively. These amounts primarily resulted from revaluing intercompany loans to foreign subsidiaries denominated in foreign currencies, U.S. dollar-denominated debt at a foreign subsidiary, and a foreign subsidiary investment in U.S. dollars. The net foreign exchange gains or losses are included in other income (loss), net in the accompanying consolidated statement of operations. As of March 31, 2003, the Company had not entered into any foreign currency contracts to hedge this exposure.

6. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. For the three months ended March 31, 2003 and 2002, respectively, certain stock options and warrants have been excluded from the diluted weighted average shares outstanding calculation, as their effect would be anti-dilutive. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, only potential common shares with exercise prices in excess of the Company’s average common stock fair value during the related period are considered anti-dilutive.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$(1,808)	$90

Weighted average shares outstanding – basic	23,775	22,794
Weighted average potential common stock	—	1,406

Weighted average shares outstanding – diluted	23,775	24,200

Basic net income (loss) per share	$(0.08)	$0.00
Diluted net income (loss) per share	$(0.08)	$0.00
Securities that were not included in diluted weighted average shares outstanding are as follows:
Common stock options and warrants	2,748	2,258

7. Segment Reporting

For all periods presented, the Company operated in one reportable segment.

8. Letter of Credit

As of March 31, 2003 and December 31, 2002, the Company had a $100 letter of credit guarantee outstanding securing its Waltham, Massachusetts leased facility, which expires on September 30, 2006. The letter of credit was issued by the Company’s bank and the Company is required to maintain a cash balance of $100 as collateral for this guarantee. This amount is shown as restricted cash as of March 31, 2003 and December 31, 2002 in the accompanying consolidated balance sheet. At March 31, 2003, the Company had no line of credit arrangement.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

9. Guarantees

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

The Company has identified the following guarantees for which it believes no liabilities are required at March 31, 2003:

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

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

The Company also enters into arrangements with its business partners, whereby the business partner agrees to provide implementation services as a subcontractor for the Company’s products. The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby it indemnifies them for other acts, such as personal property damage, of the Company’s subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has never incurred significant expense under its product or services warranties.

In addition, from time to time the Company may provide an end user a limited right of return if, after the Company’s commercially reasonable efforts, the Company’s software products do not perform to standard published specifications. To date, the Company has never had to accept such a return.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

10. Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

11. Income Taxes

The Company recorded tax provisions of $493 and $205 during the three months ended March 31, 2003 and March 31, 2002, respectively. The tax provisions recorded in each of these periods principally reflect income taxes owed by the Company’s profitable foreign operations; no tax benefit was recorded on losses in the United States.

12. Recent Accounting Pronouncements

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

Item	2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ON Technology Corporation and its subsidiaries (“ON”, the “Company”, “Our” or “We”) provide remote software management solutions for desktops, mobile PCs, handhelds, retail POS devices, and servers. Our traditional product, ON Command CCM® , or CCM, is used by enterprise IT organizations and service providers to rapidly deliver business-critical software over corporate networks. Our products are designed to reduce operational costs while enhancing both IT productivity and end-user satisfaction.

At March 31, 2003, we had approximately 200 employees worldwide, of which approximately 125 were located in Europe. Our headquarters is located in Waltham, Massachusetts and our main European office is located in Starnberg, Germany. For the quarter ended March 31, 2003, the United States accounted for approximately 13% of total revenue compared to 36% for the same period in 2002.

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

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 15 of ON’s Annual Report on Form 10-K for the year ended December 31, 2002. We believe the following accounting policies are critical to an understanding of our consolidated financial statements and involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Services and maintenance revenue primarily consists of fees for consulting services, training and support and maintenance services provided to end users. Consulting and training services are typically provided on a time and materials basis with revenue recognized as the services are performed. In the infrequent instances when fixed-fee consulting agreements are entered into, we recognize revenue using the percentage-of-completion method of accounting. In applying this method, we measure each arrangement’s percentage-of-completion by the ratio of labor hours incurred to date to estimated total labor hours to complete the project. We do not consider consulting and training services to be essential to the functionality of the other elements of the arrangement. Revenue related to maintenance and support arrangements is recognized ratably over the contract period.

We occasionally, at the request of a single customer, sell hardware, which is recorded separately in our consolidated statement of operations. Resold hardware revenue is typically recognized upon delivery, provided that evidence of the arrangement exists, the fees are fixed or determinable, and all other revenue recognition criteria have been met.

We may sell, under one contract or a series of related contracts, software licenses, related professional services and a maintenance and support arrangement. The total contract value is attributed to both the maintenance and support arrangement based on their fair value, equal to the maintenance and support arrangement’s stated list price as a fixed percentage of the related software product’s price or based on a stated renewal rate for subsequent periods of maintenance included in the contract, as well as for professional services we are committed to provide based on the related fair value, equal to the price charged when such services are sold separately. The remainder of the contract value is then allocated to the software licenses, with the effect that discounts inherent in the total contract value are attributed to the software licenses.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $22.7 million as of March 31, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of U.S. net operating loss carryforwards before they expire. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

The net deferred tax asset as of March 31, 2003 was $1.0 million, net of the aforementioned valuation allowance of $22.7 million, which relates to certain foreign deferred tax assets deemed more likely than not realizable.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenue:

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenue:
Net software licenses	52.8%	51.3%
Service and maintenance	47.1%	33.1%
Hardware revenue	0.1%	15.6%

Total revenue	100.0%	100.0%

Cost of revenue:
Cost of software license revenue	8.4%	4.3%
Cost of service and maintenance revenue	13.3%	8.0%
Cost of hardware revenue	0.1%	9.2%

Total cost of revenue	21.8%	21.5%

Gross profit	78.2%	78.5%

Operating expenses:
Sales and marketing	54.5%	36.6%
Research and development	25.5%	24.0%
General and administrative	18.0%	13.1%

Total operating expenses	98.0%	73.7%

Income (loss) from operations	(19.8)%	4.8%
Interest income, net	0.5%	0.1%
Other income (expense), net	2.0%	(1.3)%

Income (loss) before provision for income taxes	(17.3)%	3.6%
Provision for income taxes	6.4%	2.5%

Net income (loss)	(23.7)%	1.1%

Net Software Licenses Revenue. Net software license revenue is derived from the licensing of proprietary and third party software products. For the three months ended March 31, 2003, this revenue decreased $200 thousand, or 5%, from the same period in 2002. This decrease is primarily due to a reduction in US license revenue of $1.9 million over the same period in 2002, which had included a large software license deal. This decrease was significantly offset by an increase in both proprietary and third party license revenue in Europe due to an increase in the number of European customers to 124 from 76 in the first quarter of 2002.

Service and Maintenance Revenue. Service and maintenance revenue consists of maintenance revenue, training and professional services. This revenue increased by $877 thousand, or 32%, from the three months ended March 31, 2002 as compared to the same period in 2003. The increase was primarily due to an increase in maintenance revenue of $780 thousand, resulting from an increase in the Company’s European customer base. Additionally, overall consulting and training revenue increased $100 thousand over the same period in 2002.

Hardware Revenue. For the three months ended March 31, 2003, hardware sales to one European customer decreased to $9 thousand, compared with $1.3 million for the same period in 2002. As previously reported, hardware sales diminished significantly from the prior year because the customer is now dealing with the supplier directly. The Company expects minimal hardware revenue in the future.

Cost of Software License Revenue. Cost of software license revenue consists primarily of expenses associated with product documentation, production and fulfillment costs, and royalty and license fees associated with products that are licensed from third party developers. Cost of software license revenue, as a percentage of like revenue, was 15.9% and 8.4% for the three months ended March 31, 2003 and 2002, respectively. This percentage increase was primarily due to increased costs in Europe during the first quarter of 2003 due to a change in third party product mix.

Cost of Service and Maintenance Revenue. Cost of service and maintenance revenue consists primarily of expenses associated with direct consulting and training costs as well as costs of our help desk. Cost of service and maintenance, as a percentage of like revenue, was 28.3% and 24.5% for the three months ended March 31, 2003 and 2002, respectively. This increase was primarily attributable to increased consulting utilization in Europe resulting in increased allocated costs. Additionally, there was an increase in European royalties associated with third party maintenance renewals.

Cost of Hardware. Cost of hardware revenue consists of the expense of acquiring hardware for European hardware sales. Cost of hardware was $4 thousand and $754 thousand for the three months ended March 31, 2003 and 2002, respectively. The decrease was due to reduced hardware sales.

Sales and Marketing Expense. Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail and telemarketing campaigns and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of trade shows, seminars, conferences, travel and telephone and information technology costs associated with sales activities. Sales and marketing expense increased $1.2 million for the three months ended March 31, 2003, over the comparable period in 2002. The increased spending is primarily due to an increase in sales compensation and recruiting expenses of $918 thousand as a result of 21 new employees in the worldwide sales organization over the comparable period in 2002. Additionally, corresponding travel expenses, occupancy and other allocated costs increased by $173 thousand and $118 thousand, respectively, principally due to this staffing increase.

Research and Development Expense. Research and development expense includes costs associated with the development of new products, the enhancement of existing products and costs associated with providing indirect technical support, training and consulting, as well as certain information technology costs. Research and development expenses decreased $31 thousand for the three months ended March 31, 2003, over the comparable period in 2002. The decrease was primarily due to a reduction in rent expense of $94 thousand, due primarily to the new US office lease executed in late 2002, partially offset by an increase in travel expenses of $62 thousand.

General and Administrative Expense. General and administrative expense includes executive compensation and the administrative expense associated with our foreign operations, executive support costs, accounting operations, planning, investor relations, other public company costs, and business development activities. General and administrative expense increased $295 thousand during the three months ended March 31, 2003 compared to the same period in 2002. This increase resulted from additional compensation costs principally associated with staffing our UK and Swiss subsidiaries of $144 thousand and increased accounting and tax expenses of $49 thousand for foreign tax planning and increased compliance costs. Additionally, annual report and proxy costs and directors and officers’ insurance costs increased by $53 thousand and $16 thousand, respectively.

Interest Income (Expense), Net. For the three months ended March 31, 2003, interest income (expense), net increased $28 thousand from the same period in 2002. This increase was due to a prior year interest expense of $30 thousand relating to settlement of an outstanding tax audit.

Other Income (Expense), Net. Other income, net for the three months ended March 31, 2003 consisted primarily of a $164 thousand net non-cash gain due primarily to the strengthening Euro’s impact on intercompany balances and an exchange loss on US dollars held in overseas subsidiaries. Other expense, net for the first quarter in 2002 consisted primarily of a $105 thousand non-cash charge from the exchange rate impact on temporary intercompany obligations.

Management continues to evaluate hedging alternatives and is working with its advisors and financial institutions to maintain its strategy of repatriating funds while minimizing realizable foreign exchange losses and income taxes.

Income Taxes. For the three months ended March 31, 2003 and 2002, the Company recorded income tax provisions of $493 thousand and $205 thousand, respectively, primarily to reflect estimated foreign taxes due by its profitable foreign operations; no tax benefit was recorded on losses in the United States. The Company continues to work with its tax advisors to develop additional tax strategies to minimize foreign income taxes payable.

Liquidity and Capital Resources

Through 2001, we funded our operations primarily through private and public placements of capital stock and the sale of certain product lines. During 2002 and the first quarter of 2003, we funded our operations with cash generated from operations. At March 31, 2003, we had available cash and cash equivalents of $13.4 million and working capital of $8.3 million. As of March 31, 2003, we also had restricted cash of $100 thousand securing our Waltham, Massachusetts facility lease.

Net cash provided by (used in) operating activities for the three months ended March 31, 2003 and 2002 was ($400) thousand and $878 thousand, respectively. In 2003, net cash used in operating activities consisted mainly of a net loss of ($1.8) million, an decrease in accounts receivable of $2.3 million and a change in other net assets of ($777) thousand. This was further impacted by $226 thousand in depreciation less a non-cash gain on intercompany loan revaluation of ($312) thousand. In 2002, net cash provided by operating activities consisted mainly of a decrease in accounts receivable of $1.5 million and depreciation expense of $179 thousand, offset by a decrease in accrued expenses of $769 thousand.

Net cash used in investing activities for the three months ended March 31, 2003 and 2002 was $219 thousand and $153 thousand, respectively. Both of these amounts related primarily to the purchase of computer equipment.

Net cash provided by financing activities for the three months ended March 31, 2003 and 2002 was $78 thousand and $197 thousand, respectively. In 2003, this cash activity resulted from the exercise of stock options of $22 thousand and the sale of stock under the Employee Stock Purchase Plan of $67 thousand, offset by capital lease repayments of $11 thousand. In 2002, this cash activity resulted from the exercise of stock options of $158 thousand, the sale of stock under the Employee Stock Purchase Plan of $35 thousand and the exercise of warrants of $4 thousand.

For the three months ended March 31, 2003, we experienced a decrease in cash and cash equivalents of $210 thousand compared to an increase in cash and cash equivalents of $780 thousand for the same period in 2002. Management believes that its available cash resources, including cash and cash equivalents and cash it expects to generate from sales of products and services, will be sufficient to finance presently anticipated operating expenses and capital expenditure requirements at least through the next twelve months. Our future liquidity is, however, dependent on a number of factors, including but not limited to, our ability to reach forecasted sales targets and to maintain current expense levels. There can be no assurance that we will not require additional capital resources during this period of time. If we do require additional capital resources, we may seek to sell additional equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us.

Recent Accounting Pronouncement

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the Federal Securities Laws. In addition, from time to time, management may make forward-looking statements in press releases, in other public discussions and in other documents that we file with the Securities and Exchange Commission (including those documents incorporated by reference into this Annual Report on Form 10-Q). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. You can identify forward-looking statements by the words “may,” “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions. Our forward-looking statements are based on currently available information and management’s expectations of future results but necessarily involve certain assumptions. We caution readers that our assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from our expectations. Moreover, the Company assumes no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. Below we describe some of the important factors that could affect our revenue or results of operations.

WE HAVE EXPERIENCED CASH FLOW DEFICITS IN THE PAST AND MAY EXPERIENCE CASH FLOW DEFICITS IN THE FUTURE.

For the Quarter ended March 31, 2003, we had an operating loss of $1.5 million. At March 31, we had an accumulative deficit of $73.5 million. Management’s current 2003 operating forecast projects that the Company will be operationally profitable for the year. Based upon these assumptions, management believes the Company has sufficient cash to fund its operations during 2003. If the Company is unable to attain forecasted revenue levels and management is unsuccessful in controlling expenses, the Company may have to seek additional external equity or debt financing to continue its operations. There can be no assurance that we will be able to secure such external financing.

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

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS

For the three months ended March 31, 2003, no customer accounted for greater than 10% of total revenue. However, for the twelve months ended December 31, 2002, 2001 and 2000, two customers accounted for $6.2 million (17.8%), $4.3 million (17.7%), and $6.3 million (23.9%) of total revenue, respectively. It is possible that in the future other customers will account for a significant portion of ON’s total revenue. The loss of significant customers could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

WE WILL NEED TO EXPAND OUR DISTRIBUTION CHANNELS IN ORDER TO DEVELOP OUR BUSINESS AND INCREASE REVENUE

We sell our products through our direct sales force and a number of distributors, and we provide maintenance and support services through our technical and customer support staff. We plan to continue to invest large amounts of resources in our direct sales force. For example, for the three months ended March 31, 2003, we added eight new employees to the worldwide sales organization. In addition, management is committed to developing additional sales and marketing channels through value added resellers, system integrators, original equipment manufacturers and other channel partners. We may not be able to attract channel partners that will be able to market our products effectively, or that will be qualified to provide timely and cost-effective customer support and service. If we establish distribution through such indirect channels, our agreements with channel partners may not be exclusive. As a result, such channel partners may also carry competing product lines. If we do not establish and maintain such distribution relationships, this could materially adversely affect our business, condition (financial or otherwise), prospects and results of operations.

IF WE DO NOT RESPOND ADEQUATELY TO OUR INDUSTRY’S EVOLVING TECHNOLOGY STANDARDS, OR DO NOT CONTINUE TO MEET THE SOPHISTICATED NEEDS OF OUR CUSTOMERS, SALES OF OUR PRODUCTS MAY DECLINE

As a result of rapid technological change in our industry, product advances can quickly erode our position in existing markets or other markets that we may enter. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs and respond to competitive products. The introduction during the first quarter of 2003 of our ON iCommand product is an example of our commitment to respond to these issues. Our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments.

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

The market for our products is highly competitive and diverse. The technology for remote software management products can change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered. The Company has faced competition from a number of sources, including:

•	Large and established companies such as Microsoft, Computer Associates International and IBM/Tivoli that offer software distribution tools as part of their overall network and/or systems management frameworks.

•	Software companies like Novadigm and Marimba as well as others that provide software management solutions.

•	Vendors of low-priced suites such as LANDesk and Altiris that target both small business and enterprise accounts.

•	Hardware suppliers such as IBM and Hewlett–Packard that offer or bundle software management capabilities in conjunction with their hardware offerings.

•	The internal information technology departments of those companies with infrastructure management needs.

In addition, Microsoft has bundled new management capabilities in its Windows 2000 and XP operating systems that, in conjunction with its Systems Management Server (SMS) framework, directly compete with capabilities provided by ON.

Their latest version, SMS 2003 (code-named “Topaz”) is expected to be released during 2003 and includes additional capabilities that directly compete with capabilities provided by the ON product offering, including support for mobile and remote users as well as integration with Microsoft Active Directory. Even if the functionality provided with Microsoft’s operating system software were more limited than that of our software management products, customers or potential customers might elect to accept more limited functionality in lieu of purchasing additional software. Competition resulting from this type of bundling could lead to price reductions for our products, which would reduce our margins and correspondingly affect our business, condition (financial or otherwise), prospects and results of operations.

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

OUR RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

For the three months ended March 31, 2003, international revenue was 87% of total revenue. For fiscal years 2002, 2001, and 2000, total international revenue from the Company’s foreign subsidiaries and other foreign sources was 73%, 71%, and 65% of total revenue, respectively. We expect that international revenue will continue to constitute a significant portion of our total revenue in the future. Accordingly, a significant percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in protecting intellectual property, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on our future international license revenue.

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

Our quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond our control. These factors include, among others:

•	our ability to develop, introduce and market new and enhanced versions of our software on a timely basis, including the early 2003 introduction of our new product, ON iCommand;

•	market demand for our software, including our new product, ON iCommand;

•	the size, timing and contractual terms of significant orders;

•	the timing and significance of new software product announcements or releases by ON or our competitors;

•	changes in our pricing policies or those of our competitors;

•	changes in our business strategies;

•	budgeting cycles of our potential customers;

•	changes in the mix of software products and services sold;

•	reliance on indirect sales forces;

•	changes in the mix of revenues attributable to domestic and international sales and the related rates of exchange;

•	the impact of acquisitions of competitors;

•	seasonal trends;

•	the cancellations of maintenance agreements;

•	product life cycles, software defects and other product quality problems; and

•	personnel changes.

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

ANY FUTURE ACQUISITIONS PRESENT RISKS WHICH COULD ADVERSELY AFFECT OUR BUSINESS

In the future, ON may evaluate and make acquisitions of, or large investments in, other businesses that offer products, services, and technologies that further our goal of providing remote software management solutions to businesses or which complement our current business. Any future acquisitions or investments that we may evaluate or complete present risks commonly encountered with these types of transactions. The following are examples of such risks:

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

We use a printed “shrink-wrap” license for users of our products distributed through our reseller distribution channels in order to protect our copyrights and trade secrets in those products. Since the licensee does not sign these shrink-wrap licenses, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. If such licenses were not enforceable, the user would not be bound by the license terms, including the terms that seek to protect our proprietary technology. If the printed shrink-wrap licenses prove to be unenforceable, this may have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

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

RISK OF DELISTING BY NASDAQ STOCK MARKET

Under standards recently adopted by the NASDAQ Stock Market, companies with securities listed on the NASDAQ National Market must meet at least one of two Continued Listing Standards in order to maintain such listing. As applicable to ON, the primary requirements of Continued Listing Standard 1 are that (i) the issuer must maintain stockholders’ equity of at least $10 million, and (ii) the issuer must have at least 750,000 publicly held shares and such publicly held shares must have a minimum market value of $5 million. The primary requirements of Continued Listing Standard 2 are that (i) the issuer’s listed securities must have a minimum market value of $50 million, and (ii) the issuer must have at least 1.1 million publicly held shares and such publicly held shares must have a minimum market value of $15 million. Both listing standards require that the issuer’s listed securities maintain a minimum bid price of $1.00.

As of the date of filing this Quarterly Report on Form 10-Q, the Company is not in compliance with either of the Continued Listing Standards for the NASDAQ National Market. The NASDAQ Stock Market has notified the Company of such non-compliance and management is preparing a response. ON’s common stock may be delisted unless ON takes affirmative action to increase its stockholders’ equity above the required $10 million minimum (such as by issuing securities in an equity financing) or the market value of ON’s listed securities exceeds the $50 million minimum on a consistent basis. Alternatively, management also may consider transferring ON’s listing from the NASDAQ National Market to the NASDAQ Smallcap Market. Delisting could have a material adverse effect on the price of ON’s common stock and on the level of liquidity currently available to the Company’s shareholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Risk. International revenue from the Company’s foreign subsidiaries and other foreign sources for the three months ended March 31, 2003 was 87% of total revenue. International sales are made primarily from the Company’s subsidiary in Germany and are denominated in the local currency. Accordingly, the Company’s German and other foreign subsidiaries use its local currency as its functional currency. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

Investment Risk. The Company may invest in the future in the equity instruments of privately held companies for business and strategic purposes. However, as of March 31, 2003, the Company holds no such material investments. For these non-quoted investments, the Company’s policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired

ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-Q, March 31, 2003

Item 4: Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business. As of the date of this Quarterly Report on Form 10-Q, there is no litigation pending against the Company that would have a material adverse effect on the Company’s results of operations or financial position.

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The exhibits listed in the accompanying Exhibit Index on page 33 are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Reports on Form 8-K

None

ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-Q, March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TECHNOLOGY CORPORATION

/s/ ROBERT L. DORETTI
Date: May 15, 2003	Name:	Robert L. Doretti
	Title:	Chairman, President, and Chief Executive Officer

/s/ STEVEN R. WASSERMAN
Date: May 15, 2003	Name:	Steven R. Wasserman
	Title:	Vice President of Finance, Chief Financial Officer, and Chief
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT L. DORETTI
Date: May 15, 2003	Name:	Robert L. Doretti
	Title:	Chairman, President, and Chief Executive Officer

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN R. WASSERMAN
Date: May 15, 2003	Name:	Steven R. Wasserman
	Title:	Vice President of Finance, Chief Financial Officer, and Chief
Accounting Officer

INDEX TO.

EXHIBITS

EXHIBIT NO.	EXHIBIT TITLE

10.1* #	Employment letter between ON Technology Corporation and Robert P. Nault dated January 31, 2003

99.1#	Certification of Chief Executive Officer

99.2#	Certification of Chief Financial Officer

#	Filed with this report.

+	Previously filed.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.