Form 10-Q
period 2003-06-30
ON TECHNOLOGY CORP
filed 2003-08-14
CIK 925288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  YES  ☐  NO  ☒

23,839,906 shares of the registrant’s Common Stock, $0.01 par value, were outstanding as of August 11, 2003.

THIS DOCUMENT CONTAINS 32 PAGES.

ON TECHNOLOGY CORPORATION

FORM 10-Q, June 30, 2003

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

ON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	June 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$13,257	$13,636
Accounts receivable, net of allowances of $490 and $830, respectively	7,266	8,473
Prepaid expenses and other current assets	1,021	1,256
Deferred tax asset	550	501

Total current assets	22,094	23,866
Property and equipment, net	1,092	1,097
Deferred tax asset	550	501
Other assets and deposits	219	337

Total assets	$23,955	$25,801

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,040	$2,574
Accrued expenses	4,477	4,180
Capital lease obligations	48	48
Deferred revenue	7,122	7,265

Total current liabilities	13,687	14,067
Long-term portion of capital lease obligations	22	45
Other liabilities	1,660	1,514

Total liabilities	15,369	15,626

Stockholders’ Equity:
Preferred stock, $0.01 par value – 2,000,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 shares authorized – 23,825,406 and 23,757,754 shares issued and 23,810,406 and 23,742,754 shares outstanding, respectively	238	238
Additional paid-in capital	81,224	81,123
Deferred stock-based compensation	(48)	(74)
Accumulated deficit	(73,332)	(71,695)
Accumulated other comprehensive income	551	630
Treasury stock – 15,000 shares at cost	(47)	(47)

Total stockholders’ equity	8,586	10,175

Total liabilities and stockholders’ equity	$23,955	$25,801

The accompanying notes are an integral part of these consolidated financial statements.

ON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Net software license	$4,882	$5,203	$8,911	$9,429
Service and maintenance	4,374	2,884	7,974	5,606
Hardware	2	764	11	2,046

Total revenue	9,258	8,851	16,896	17,081

Cost of Revenue:
Cost of software license revenue	917	660	1,557	958
Cost of service and maintenance revenue	1,017	755	2,035	1,477
Cost of hardware revenue	3	500	7	1,254

Total cost of revenue	1,937	1,915	3,599	3,689

Gross profit	7,321	6,936	13,297	13,392

Operating expenses:
Sales and marketing	4,416	3,139	8,582	6,152
Research and development	1,813	2,028	3,759	4,004
General and administrative	906	1,488	2,276	2,563

Total operating expenses	7,135	6,655	14,617	12,719

Income (loss) from operations	186	281	(1,320)	673
Interest income, net	21	28	56	35
Other income, net	354	419	510	315

Income (loss) before provision for income taxes	561	728	(754)	1,023
Provision for income taxes	390	225	883	430

Net income (loss)	$171	$503	$(1,637)	$593

Basic net income (loss) per share	$0.01	$0.02	$(0.07)	$0.03

Diluted net income (loss) per share	$0.01	$0.02	$(0.07)	$0.02

Weighted average common shares outstanding – basic	23,808	23,169	23,801	22,982

Weighted average common shares outstanding – diluted	24,175	24,180	23,801	24,144

The accompanying notes are an integral part of these consolidated financial statements.

ON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$(1,637)	$593
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	460	521
Non-cash impact associated with the revaluation of intercompany loans to foreign subsidiaries (Note 5)	(862)	(352)
Stock-based compensation expense	26	41
Provision for sales returns and allowances	(11)	44
Changes in operating assets and liabilities:
Accounts receivable	1,218	(1,539)
Prepaid expenses and other current assets	235	(88)
Accounts payable	(534)	55
Accrued expenses	443	522
Deferred revenue	(143)	851

Net cash provided by (used in) operating activities	(805)	648

Cash Flows from Investing Activities:
Change in other assets and deposits	12	16
Purchases of property and equipment	(349)	(491)

Net cash used in investing activities	(337)	(475)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	35	168
Proceeds from the sale of stock under the Employee Stock Purchase Plan	66	35
Proceeds from the exercise of warrants	—	5
Principal repayments on capital lease obligations	(23)	—

Net cash provided by financing activities	78	208

Effect of exchange rates on cash and cash equivalents	685	429

Net increase (decrease) in cash and cash equivalents	(379)	810

Cash and cash equivalents, beginning of period	13,636	9,767

Cash and cash equivalents, end of period	$13,257	$10,577

The accompanying notes are an integral part of these consolidated financial statements.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by ON Technology Corporation (together with its consolidated subsidiaries, the “Company”) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals, consisting only of normal and recurring adjustments, which management considers necessary for a fair presentation of financial position as of June 30, 2003 and results of operations for the three and six months ended June 30, 2003 and June 30, 2002. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

For all periods presented, the Company operated in one reportable segment.

At June 30, 2003, the Company had no line of credit arrangement.

2. Accounting for Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred stock-based compensation, which is then amortized over the vesting period of the options. The Company reverses any remaining deferred stock-based compensation associated with options issued at below fair market value upon the cancellation of such options for terminated employees. The Company follows the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) for employee awards. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$171	$503	$(1,637)	$593
Add-back: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	13	21	26	42
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(903)	(569)	(1,758)	(1,138)

Pro forma net loss	$(719)	$(45)	$(3,369)	$(503)

Income (loss) per share:
Basic–as reported	$0.01	$0.02	$(0.07)	$0.03
Basic–pro forma	$(0.03)	$—	$(0.14)	$(0.02)
Diluted–as reported	$0.01	$0.02	$(0.07)	$0.02
Diluted–pro forma	$(0.03)	$—	$(0.14)	$(0.02)

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

3. Concentration of Credit Risk

The financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two highly rated financial institutions. For the quarters ended June 30, 2003 and 2002, international revenue was 79% and 66%, respectively, of total revenue. For the six months ended June 30, 2003 and 2002, international revenue was 83% and 65%, respectively, of total revenue. The Company typically experiences increased collection times of up to 30 days on international sales.

During the three months ended June 30, 2003, no customer represented more than 10% of the Company’s total revenue; during the three months ended June 30, 2002, one customer accounted for 12.5% of the Company’s total revenue.

During the six months ended June 30, 2003, no single customer represented more than 10% of the Company’s total revenue; during the six months ended June 30, 2002, two customers accounted for 28.9% of the Company’s total revenue.

As of June 30, 2003 and December 31, 2002, no single customer represented more than 10% of the Company’s accounts receivable.

4. Comprehensive Income (Loss)

Total comprehensive income was $35 and total comprehensive loss was $1,716 for the three and six months ended June 30, 2003, respectively; and total comprehensive income was $735 and $768 for the three and six months ended June 30, 2002. Total comprehensive income (loss) consists of net income (loss) and the net change in the foreign currency translation adjustment, included in accumulated other comprehensive income, which is presented separately as a component of stockholders’ equity.

5. Foreign Currency Transaction Gains

During the three months ended June 30, 2003 and 2002, the Company recorded a net foreign exchange gain of $355 and $420, respectively. For the six months ended June 30, 2003 and 2002, the Company recorded a net foreign exchange gain of $519 and $307, respectively. These amounts primarily resulted from revaluing intercompany loans to foreign subsidiaries denominated in foreign currencies, U.S. dollar-denominated debt at a foreign subsidiary, and a foreign subsidiary investment in U.S. dollars. The net foreign exchange transaction gains are included in other income, net in the accompanying consolidated statement of operations. As of June 30, 2003, the Company had not entered into any foreign currency contracts to hedge the exposure of movements in foreign currency.

6. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. For the three and six months ended June 30, 2003 and 2002, respectively, certain stock options and warrants have been excluded from the diluted weighted average shares outstanding calculation, as their effect would be anti-dilutive. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, only potential common shares with exercise prices in excess of the Company’s average common stock fair value during the related period are considered anti-dilutive.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basic and diluted net income (loss) per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$171	$503	$(1,637)	$593

Weighted average shares outstanding - basic	23,808	23,169	23,801	22,982
Weighted average potential common stock	367	1,011	—	1,162

Weighted average shares outstanding - diluted	24,175	24,180	23,801	24,144

Basic net income (loss) per share	$0.01	$0.02	$(0.07)	$0.03

Diluted net income (loss) per share	$0.01	$0.02	$(0.07)	$0.02

Securities that were not included in diluted weighted average shares outstanding are as follows:

Common stock options and warrants	4,067	3,197	3,953	2,562

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

7. Guarantees

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

The Company has identified the following guarantees for which it believes no liabilities are required to be recorded at June 30, 2003:

As permitted under Delaware law, the Company has agreements with certain of its officers and directors whereby it agrees to indemnify them for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. Pursuant to the Company’s Fourth Restated Certificate of Incorporation, the Company is obligated to indemnify officers and directors from and against all expenses, judgments, fines and settlement amounts incurred by them in actions, suits or proceedings, whether civil, criminal or administrative; provided such officer or director acted in good faith in a manner reasonably believed to be in the best interests of the Company and, with respect to a criminal proceeding, had no reasonable cause to believe such conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company also enters into arrangements with its business partners, whereby the business partners agree to provide implementation services as subcontractors for the Company’s products. The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby it indemnifies them for certain acts, such as personal property damage, of the Company’s subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company warrants that its software products will perform for a limited period of time (generally 90 days) in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its maintenance and professional services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has never incurred significant expense under its product or services warranties.

In addition, from time to time the Company may provide an end user a limited right of return if, after the Company’s commercially reasonable efforts, the Company’s software products do not perform to standard published specifications. To date, the Company has never had to accept a return under these provisions.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

8. Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

9. Income Taxes

The Company recorded tax provisions of $390 and $883 during the three and six months ended June 30, 2003, respectively, and $225 and $430 for the three and six months ended June 30, 2002, respectively. The tax provisions recorded in each of these periods principally reflect income taxes owed by the Company’s profitable foreign operations; no tax benefit was recorded in any period for losses in the United States.

10. Recent Accounting Pronouncements

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”) which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ON Technology Corporation and its subsidiaries (“ON”, the “Company”, “Our” or “We”) provide remote software management solutions for desktops, mobile PCs, handhelds, retail POS devices, and servers. Our traditional product, ON Command CCM®, and our new product ON iCommandTM, are used by enterprise IT organizations and service providers to rapidly deliver business-critical software over corporate networks. Our products are designed to reduce operational costs while enhancing both IT productivity and end-user satisfaction.

At June 30, 2003, we had approximately 200 employees worldwide, of which approximately 125 were located in Europe. Our headquarters is located in Waltham, Massachusetts and our main European office is located in Starnberg, Germany. For the quarter ended June 30, 2003, software license and service and maintenance revenue in the United States accounted for approximately 21% of total revenue compared to 34% for the same period in 2002. For the six months ended June 30, 2003, software license and service and maintenance revenue in the the United States accounted for approximately 17% of total revenue compared to 35% for the same period in 2002.

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

Revenue Recognition

We recognize revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Software Revenue Recognition with Respect to Certain Transactions, and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Software license revenue principally consists of revenue earned under perpetual software license agreements and is generally recognized upon delivery of the software, provided that the arrangement does not require significant modification or customization of the software, any services included in the arrangement are not considered essential to the functionality of the software, evidence of the arrangement exists, collection of the resulting receivable is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $22.7 million as of June 30, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of U.S. net operating loss carryforwards before they expire. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

The net deferred tax asset as of June 30, 2003 was $1.1 million, net of the aforementioned valuation allowance of $22.7 million, which relates to certain foreign deferred tax assets deemed more likely than not realizable.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenue:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2001
Revenue:
Net software license	52.7%	58.8%	52.7%	55.2%
Service and maintenance	47.3%	32.6%	47.2%	32.8%
Hardware	—	8.6%	0.1%	12.0%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of software license revenue	9.9%	7.5%	9.2%	5.6%
Cost of service and maintenance revenue	11.0%	8.5%	12.0%	8.7%
Cost of hardware revenue	—	5.6%	0.1%	7.3%

Total cost of revenue	20.9%	21.6%	21.3%	21.6%

Gross profit	79.1%	78.4%	78.7%	78.4%
Operating expenses:
Sales and marketing	47.7%	35.5%	50.8%	36.0%
Research and development	19.6%	22.9%	22.2%	23.5%
General and administrative	9.8%	16.8%	13.5%	15.0%

Total operating expenses	77.1%	75.2%	86.5%	74.5%

Income (loss) from operations	2.0%	3.2%	(7.8)%	3.9%
Interest income, net	0.2%	0.3%	0.3%	0.2%
Other income, net	3.8%	4.7%	3.0%	1.9%

Income (loss) before provision for income taxes	6.0%	8.2%	(4.5)%	6.0%
Provision for income taxes	4.2%	2.5%	5.2%	2.5%

Net income (loss)	1.8%	5.7%	(9.7)%	3.5%

Net Software License Revenue. Net software license revenue is derived from the licensing of proprietary and third party software products. For the three months ended June 30, 2003, this revenue decreased $321 thousand, or 6%, from the same period in 2002. This decrease was primarily due to a reduction in US license revenue of $1.2 million over the same period in 2002, which included two large software license deals aggregating over $1 million in license revenue. This decrease was significantly offset by an increase in both proprietary and third party license revenue in Europe due to both an increase in the number of European customers to 106 from 77 in the second quarter of 2002 and approximately $515 thousand due to the impact of exchange rates, resulting from the stronger Euro versus the US Dollar during the second quarter of 2003 versus the same period in 2002. For the six months ended June 30, 2003, software license revenue decreased $518 thousand, or 5% from the same period in 2002. Similarly, this decrease was primarily due to a reduction in US license revenue of $3.0 million over the same period in 2002 which included three significant deals with license revenue valued at approximately $3 million. This was partially offset by increased license revenue in Europe of $2.5 million over the six months ended June 30, 2002, of which approximately $1 million is due to the impact of exchange rates, resulting from the stronger Euro versus the US Dollar during the first six months of 2003 versus the same period in 2002. For the three and six months ended June 30, 2003, the US contributed 20% and 13% of overall license revenue, respectively, compared to 41% and 45%, respectively, for the same periods in 2002. The Company expects US license revenue will trend toward 30% of consolidated license revenue by the end of 2003.

Service and Maintenance Revenue. Service and maintenance revenue consists of maintenance, training and professional services. This revenue increased by $1.5 million, or 52%, for the three months ended June 30, 2003 as compared to the same period in 2002. The increase was primarily due to an increase in maintenance revenue of $978 thousand, resulting from approximately $380 thousand due to more favorable foreign exchange rates in effect over those for the same period in 2002 and the balance due to an increase in the Company’s customer base. Additionally, overall consulting and training revenue increased $511 thousand in the three months ended June 30, 2003 over the same period in 2002. Service and maintenance revenue also increased by $2.4 million, or 42%, for the six months ended June 30, 2003 as compared to the same period in 2002. This increase resulted from approximately $150 thousand due to favorable exchange rates and the balance from an increase in billable consulting hours. The increase was primarily due to an increase in maintenance revenue of $1.8 million, of which approximately $690 thousand was due to favorable foreign exchange rates over the same period in 2002 and the balance to an increase in the customer installed base. In addition, overall consulting and training revenue increased $609 thousand in the six months ended June 30, 2003 over the same period in 2002. This increase resulted from approximately $270 thousand in favorable exchange rates over the same period in 2002 with the balance due to an increase in billable hours.

Hardware Revenue. For the three months ended June 30, 2003, hardware sales to one European customer decreased to $2 thousand, compared with $764 thousand for the same period in 2002. For the six months ended June 30, 2003, hardware sales decreased to $11 thousand, compared with $2.0 million for the same period in 2002. As previously reported, hardware sales have diminished significantly from the prior year because our one hardware customer is now dealing with its supplier directly. The Company expects minimal hardware revenue in the future.

Cost of Software License Revenue. Cost of software license revenue consists primarily of expenses associated with product documentation, production and fulfillment costs, and royalty and license fees associated with products that are licensed from third party developers. Cost of software license revenue, as a percentage of like revenue, was 18.8% and 12.7% for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, cost of software license revenue, as a percentage of like revenue, was 17.5% and 10.2%, respectively. These percentage increases were primarily due to higher costs during 2003 resulting from increased third party license sales over 2002 due to a less favorable third party product mix.

Cost of Service and Maintenance Revenue. Cost of service and maintenance revenue consists primarily of expenses associated with direct consulting and training costs as well as costs of our help desk and fees paid to third parties based on new customer maintenance or renewals. Cost of service and maintenance, as a percentage of like revenue, was 23.3% and 26.2% for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, cost of service and maintenance, as a percentage of like revenue, was 25.5% and 26.3%, respectively. This decrease in cost of sales was primarily attributable to an improved services mix as there was growth in higher margin maintenance revenue of approximately $1 million and $1.75 million, respectively, for the three and six months ended June 30, 2003 compared to the same periods in 2002. The higher margin associated with maintenance revenue was partially offset by higher consulting utilizations, resulting in increased costs allocated to cost of sales, and an increase in fees associated with third party maintenance renewals.

Cost of Hardware Revenue. Cost of hardware revenue consists of the expense of acquiring hardware for European hardware sales. Cost of hardware was $3 thousand and $500 thousand for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, cost of hardware was $7 thousand and $1.3 million, respectively. These decreases were due to the expected decrease in hardware sales.

Sales and Marketing Expense. Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail and telemarketing campaigns and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of trade shows, seminars, conferences, travel, telephone, and information technology costs associated with sales activities. Sales and marketing expense increased $1.3 million for the three months ended June 30, 2003, over the comparable period in 2002. The increased spending is primarily due to an increase in compensation expenses of $885 thousand as a result of 19 new employees in the worldwide sales organization over the comparable period in 2002 and the strengthening Euro’s impact on overseas salaries in 2003. Additionally, corresponding travel expenses increased by $277 thousand, principally due to this staffing increase. For the six months ended June 30, 2003, sales and marketing expense increased $2.4 million over the comparable period in 2002. The increased spending is primarily due to an increase in compensation and recruiting expenses of $1.7 million, along with a corresponding increase in travel expenses of $449 thousand, as a result of the aforementioned personnel increase.

Research and Development Expense. Research and development expense includes costs associated with the development of new products, the enhancement of existing products and costs associated with providing indirect technical support, training and consulting, as well as certain information technology costs. Research and development expenses decreased $215 thousand for the three months ended June 30, 2003, over the comparable period in 2002. The decrease was primarily due to a $211 thousand increase in amounts allocated to cost of service and maintenance revenue as a result of more personnel being utilized for consulting revenue-generating activities. Additionally, there was a reduction in allocated overhead expenses of $262 thousand, due primarily to the new US office lease executed in late 2002, offset by an increase in combined salary and consulting expenses of $260 thousand, due in part to the strengthening Euro on overseas engineering salaries. For the six months ended June 30, 2003, research and development expenses decreased $245 thousand, over the comparable period in 2002. The decrease was primarily due to a reduction in allocated overhead expenses of $355 thousand, due primarily to the new US office lease executed in late 2002, partially offset by an increase in travel and entertainment expenses of $73 thousand. Additionally, there were allocations to cost of service and maintenance revenue of $424 thousand as a result of higher consulting utilization, which offset an overall increase in combined salary and consulting expenses of $472 thousand as noted above.

General and Administrative Expense. General and administrative expense includes executive compensation and the administrative expense associated with our foreign operations, executive support costs, accounting operations, planning, investor relations, other public company costs, bad debt expense, and business development activities. General and administrative expense decreased $582 thousand during the three months ended June 30, 2003 compared to the same period in 2002. This decrease resulted from a bad debt cash recovery of $185 thousand, decreased professional fees of $220 thousand due to prior year foreign tax planning costs and fees associated with the establishment of our Swiss subsidiary, and a decrease in US sales tax liability of $125 thousand.

For the six months ended June 30, 2003 and 2002, general and administrative expense decreased $287 thousand principally due to the aforementioned bad debt recovery of $185 thousand and decreased professional fees of $193 thousand, partially offset by increased salary expense of $114 thousand due, in part, to additional headcount required to manage our overseas subsidiaries and higher occupancy costs as a result of new or growing locations in Switzerland and the United Kingdom.

Interest Income, Net. For the three months ended June 30, 2003, interest income, net decreased $7 thousand from the same period in 2002. This decrease was due to lower investment yields despite $3 million more in average available cash. For the six months ended June 30, 2003 and 2002, interest income, net increased by $21 thousand due to a prior year $30 thousand interest assessment related to a routine tax examination.

Other Income, Net. Other income, net for the three months ended June 30, 2003 consisted primarily of $540 thousand of non-cash foreign currency transaction gains, due primarily to the strengthening Euro’s impact on intercompany balances, offset by a $185 thousand exchange loss on US dollars held in overseas subsidiaries. Other income, net for the second quarter in 2002 consisted primarily of a net $420 thousand non-cash gain also due primarily to the exchange rate impact on temporary intercompany obligations.

For the six months ended June 30, 2003, other income, net consisted primarily of $862 thousand of non-cash foreign currency transaction gains due primarily to the strengthening Euro’s impact on intercompany balances net of a $343 thousand exchange loss on US dollars held in overseas subsidiaries. For the six months ended June 30, 2002, other income, net consisted primarily of $352 thousand of non-cash foreign currency transaction gains also due primarily to the strengthening Euro’s impact on intercompany balances net of a $45 thousand exchange loss on US dollars held in overseas subsidiaries.

Management continues to evaluate hedging alternatives and is working with its advisors and financial institutions to maintain its strategy of repatriating funds while minimizing realizable foreign exchange losses and income taxes.

Provision for Income Taxes. For the three months ended June 30, 2003 and 2002, the Company recorded income tax provisions of $390 thousand and $225 thousand, respectively, primarily to reflect estimated foreign taxes due by its profitable foreign operations; no tax benefit was recorded on losses in the United States. For the six months ended June 30, 2003 and 2002, income tax provisions for profitable foreign operations were $883 thousand and $430 thousand, respectively. The Company continues to work with its tax advisors to develop additional tax strategies to minimize foreign income taxes payable.

Liquidity and Capital Resources

Through 2001, we funded our operations primarily through private and public placements of capital stock and the sale of certain product lines. During 2002, we funded our operations with cash generated from operations. For the first six months of 2003, we have used $805 thousand of cash in funding our operations while benefiting from the Euro’s increased strength over the dollar to lower our overall use of cash. At June 30, 2003, we had available cash and cash equivalents of $13.3 million and working capital of $8.4 million.

Net cash provided by (used in) operating activities for the six months ended June 30, 2003 and 2002 was ($805) thousand and $648 thousand, respectively. In 2003, net cash used in operating activities consisted mainly of a net loss of $1.6 million and a decrease in accounts payable of $534 thousand, offset by a decrease in accounts receivable of $1.2 million. In 2002, net cash provided by operating activities consisted mainly of net income of $593 thousand, depreciation expense of $521 thousand and an increase in accrued expenses and deferred revenue of $522 and $851 thousand, respectively. This was offset by an increase in accounts receivable of $1.5 million and a non-cash gain on intercompany loan revaluation of $352 thousand.

Net cash used in investing activities for the six months ended June 30, 2003 and 2002 was $337 thousand and $475 thousand, respectively. Both of these amounts related primarily to the purchase of computer equipment.

Net cash provided by financing activities for the six months ended June 30, 2003 and 2002 was $78 thousand and $208 thousand, respectively. In 2003, this cash activity resulted from the exercise of stock options of $35 thousand and the sale of stock under the Employee Stock Purchase Plan of $66 thousand, offset by capital lease repayments of $23 thousand. In 2002, the cash proceeds resulted from the exercise of stock options of $168 thousand, the sale of stock under the Employee Stock Purchase Plan of $35 thousand and the exercise of warrants of $5 thousand.

For the six months ended June 30, 2003, we experienced a decrease in cash and cash equivalents of $379 thousand compared to an increase in cash and cash equivalents of $810 thousand for the same period in 2002. Management believes that the Company’s available cash resources, including cash and cash equivalents and cash it expects to generate from sales of products and services, will be sufficient to finance presently anticipated operating expenses and capital expenditure requirements at least through the next twelve months. Our future liquidity is, however, dependent on a number of factors, including but not limited to, our ability to reach forecasted sales targets and to maintain current expense levels. There can be no assurance that we will not require additional capital resources during this period of time. If we do require additional capital resources, we may seek to sell additional equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us.

For additional information concerning risks associated with the Company’s liquidity and capital resources see

“Certain Factors That May Affect Future Results”.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the Federal Securities Laws. In addition, from time to time, management may make forward-looking statements in press releases, in other public discussions and in other documents that we file with the Securities and Exchange Commission (including those documents incorporated by reference into this Quarterly Report on Form 10-Q). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. You can identify forward-looking statements by the words “may,” “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions. Our forward-looking statements are based on currently available information and management’s expectations of future results but necessarily involve certain assumptions. We caution readers that our assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from our expectations. Moreover, the Company assumes no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. Below we describe some of the important factors that could affect our revenue or results of operations.

WE HAVE EXPERIENCED CASH FLOW DEFICITS IN THE PAST AND MAY EXPERIENCE CASH FLOW DEFICITS IN THE FUTURE.

For six months ended June 30, 2003, we had an operating loss of $1.3 million. At June 30, we had an accumulative deficit of $73.3 million. Management’s current 2003 operating forecast projects that the Company will be operationally profitable for the year. Based upon these assumptions, management believes the Company has sufficient cash to fund its operations for the next twelve months. If the Company is unable to attain forecasted revenue levels and management is unsuccessful in controlling expenses, the Company may have to seek additional external equity or debt financing to continue its operations. There can be no assurance that we will be able to secure such external financing.

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

OUR SALES AND MARKETING REQUIRES SIGNIFICANT INVESTMENTS

Sales of our products require significant up-front investments in marketing, technical and financial resources. We have adopted a sales and marketing strategy that relies significantly on a direct sales force, third-party resellers and in-house field service organization. This strategy requires significant investments in identifying and hiring qualified sales and technical personnel, ongoing product development, and expansion of an in-house field service organization. We have developed valuable marketing and service experience and expertise in Europe and, more recently, in the United States. However, there can be no assurance that we will be able to continue to expand and apply such experience and expertise to our target market.

WE HAVE HISTORICALLY DERIVED A SIGNIFICANT PORTION OF OUR REVENUE FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS

For the three and six months ended June 30, 2003, no customer accounted for greater than 10% of total revenue. However, for the twelve months ended December 31, 2002, 2001 and 2000, two customers accounted for $6.2 million (17.8%), $4.3 million (17.7%), and $6.3 million (23.9%) of total revenue, respectively. It is possible that in the future other customers will account for a significant portion of ON’s total revenue. The loss of significant customers could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

WE WILL NEED TO CONTINUE TO EXPAND OUR DISTRIBUTION CHANNELS IN ORDER TO DEVELOP OUR BUSINESS AND INCREASE REVENUE

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

Based on management’s 2003 forecasts, product development, marketing and sales costs for our current products are approximately $2.1 million per month. Based on our existing cash and forecasted revenue, we believe that we have enough cash to fund these costs for the next twelve months. There can be no assurance that our estimate of the marketing, sales and product development costs of our products or our revenue forecasts is correct, or that these costs will not exceed our available financial resources, or that we will be able to locate additional sources of financing, if and when needed.

OUR RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

For the three and six months ended June 30, 2003, international revenue was 79% and 83% of total revenue, respectively. For fiscal years 2002, 2001, and 2000, total international revenue from the Company’s foreign subsidiaries and other foreign sources was 73%, 71%, and 65% of total revenue, respectively. We expect that international revenue will continue to constitute a significant portion of our total revenue in the future. Accordingly, a significant percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in protecting intellectual property rights, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on our future international license revenue.

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

Our quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond our control. These factors include, among others:

•	our ability to develop, introduce and market new and enhanced versions of our software on a timely basis;

•	market demand for our software, including our new product, ON iCommand;

•	the size, timing and contractual terms of significant orders;

•	the timing and significance of new software product announcements or releases by ON or our competitors;

•	changes in our pricing policies or those of our competitors;

•	changes in our business strategies;

•	budgeting cycles of our potential customers;

•	changes in the mix of software products and services sold, including increases in third party software sales;

•	reliance on indirect sales forces;

•	changes in the mix of revenues attributable to domestic and international sales and the related rates of exchange;

•	the impact of acquisitions of competitors;

•	seasonal trends;

•	the cancellations of maintenance agreements;

•	product life cycles, software defects and other product quality problems; and

•	personnel changes.

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

OUR ABILITY TO MANAGE GROWTH WILL AFFECT OUR ABILITY TO ACHIEVE AND MAINTAIN PROFITABILITY

Over the last 5 years, total software license revenue (ON Command CCM and related products only) has increased significantly from $11.3 million in fiscal 1998 to $34.8 million in fiscal 2002. If we achieve our future growth plans, such growth may burden our operating and financial systems. This burden will require significant senior management attention and will require the use of other ON resources. Our ability to compete effectively and to manage future growth (and our future operating results) will depend in part on our ability to implement and expand operational, customer support, and financial control systems and to expand, train, and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to do so could materially adversely affect our business, condition (financial or otherwise), prospects and results of operations.

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

Certain provisions of ON’s charter documents eliminate the right of stockholders to act by written consent without a meeting and specify certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings. Such provisions are intended to increase the likelihood of continuity and stability in the composition of the ON board of directors and in the policies set by the board. These provisions also discourage certain types of transactions, which may involve an actual or threatened change of control transaction. These provisions are designed to reduce the vulnerability of ON to an unsolicited acquisition proposal. As a result, these provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. These provisions are also intended to discourage certain tactics that may be used in proxy fights. However, they could have the effect of discouraging others from making tender offers for ON’s shares. As a result, these provisions may prevent the market price of ON’s common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in the management of ON.

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

As of the date of filing this Quarterly Report on Form 10-Q, the Company is in compliance with Continued Listing Standard 2 for the NASDAQ National Market. Should ON’s market capitalization drop below $50 million in the future, ON’s common stock may be delisted unless ON takes affirmative action to increase its stockholders’ equity above the required $10 million minimum (such as by issuing securities in an equity financing) or the market value of ON’s listed securities strengthens to exceed the $50 million minimum on a consistent basis. Alternatively, management also may consider transferring ON’s listing from the NASDAQ National Market to the NASDAQ Smallcap Market. Delisting could have a material adverse effect on the price of ON’s common stock and on the level of liquidity currently available to the Company’s shareholders.

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

Foreign Currency Risk. International revenue from the Company’s foreign subsidiaries and other foreign sources for the three and six months ended June 30, 2003 was 79% and 83% of total revenue, respectively. International sales are made primarily from the Company’s subsidiary in Germany and are denominated in the local currency. Accordingly, the Company’s German and other foreign subsidiaries use its local currency as its functional currency. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

Investment Risk. The Company may invest in the future in the equity instruments of privately held companies for business and strategic purposes. However, as of June 30, 2003, the Company holds no such material investments. For these non-quoted investments, the Company’s policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.

ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-Q, June 30, 2003

Item 4: Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of its Stockholders on Thursday, May 15, 2003 (the “Annual Meeting”). At the Annual Meeting, the Company submitted the following proposals: (1) a proposal to elect Louis J. Rupnik as a Class II Director of the Company to serve until the Company’s Annual Meeting of Stockholders is held in 2006 and until his successor is duly elected and qualified; (2) a proposal to ratify the selection of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2003; (3) a proposal to approve an amendment to the Company’s 2002 Director Stock Option Plan.

As of March 19, 2003, the record date for the Annual Meeting, there were 23,805,430 shares of Common Stock issued, outstanding and eligible to vote at the Annual Meeting.

The votes cast at the Annual Meeting were as follows:

PROPOSAL 1 – ELECTION OF DIRECTOR

	Votes For (% of Shares Voting)	Withheld (% of Shares Voting)
Louis J. Rupnik	16,163,927 (99.61)%	63,582(0.39)%

PROPOSAL 2 – RATIFY SELECTION OF PRICEWATERHOUSE COOPERS LLP

Votes For (% of Shares Voting)	Votes Against (% of Shares Voting)	Abstain (% of Shares Voting)
16,177,828 (99.69)%	41,351 (0.26)%	8,330 (0.05)%

PROPOSAL 3 – AMENDMENT TO 2002 DIRECTOR STOCK OPTION PLAN

Votes For (% of Shares Voting)	Votes Against (% of Shares Voting)	Abstain (% of Shares Voting)	Broker Non-Votes
15,413,631 (94.98)%	728,330 (4.49)%	85,548 (0.53)%	0

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the accompanying Exhibit Index on page 29 are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

Report on Form 8-K filed by the Company on April 7, 2003 concerning a press release on the Company’s anticipated financial results for its first quarter ended March 31, 2003.

Report on Form 8-K filed by the Company on April 30, 2003 concerning a press release providing the Company’s financial results for the first quarter ended March 31, 2003.

ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-Q, June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TECHNOLOGY CORPORATION

/s/ ROBERT L. DORETTI
Date August 14, 2003	Name:	Robert L. Doretti
	Title:	Chairman, President, and Chief Executive Officer

/s/ STEVEN R. WASSERMAN
Date: August 14, 2003	Name:	Steven R. Wasserman
	Title:	Vice President of Finance, Chief Financial Officer, and Chief
Accounting Officer

INDEX TO.

EXHIBITS

EXHIBIT NO.	EXHIBIT TITLE

31.1#	Section 302 Certification of Chief Executive Officer

31.2#	Section 302 Certification of Chief Financial Officer

32#	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

#	Filed with this report.