Form 10-Q
period 2003-09-30
ON TECHNOLOGY CORP
filed 2003-11-12
CIK 925288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

23,913,106 shares of the registrant’s Common Stock, $0.01 par value, were outstanding as of November 10, 2003.

ON TECHNOLOGY CORPORATION

FORM 10-Q, September 30, 2003

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

ON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	September 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$13,743	$13,636
Accounts receivable, net of allowances of $520 and $830, respectively	9,665	8,473
Prepaid expenses and other current assets	1,076	1,256
Deferred tax asset	557	501

Total current assets	25,041	23,866
Property and equipment, net	1,030	1,097
Deferred tax asset	557	501
Other assets and deposits	167	337

Total assets	$26,795	$25,801

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,079	$2,574
Accrued expenses	2,041	2,202
Taxes payable	3,873	1,978
Capital lease obligations	48	48
Deferred revenue	9,098	7,265

Total current liabilities	17,139	14,067
Long-term portion of capital lease obligations	10	45
Other liabilities	1,682	1,514

Total liabilities	18,831	15,626

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value – 2,000,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 shares authorized – 23,908,169 and 23,757,754 shares issued and 23,893,169 and 23,742,754 shares outstanding, respectively	239	238
Additional paid-in capital	81,396	81,123
Deferred stock-based compensation	(35)	(74)
Accumulated deficit	(74,130)	(71,695)
Accumulated other comprehensive income	541	630
Treasury stock – 15,000 shares at cost	(47)	(47)

Total stockholders’ equity	7,964	10,175

Total liabilities and stockholders’ equity	$26,795	$25,801

The accompanying notes are an integral part of these consolidated financial statements.

ON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Net software license	$5,447	$4,783	$14,358	$14,212
Service and maintenance	4,156	3,435	12,130	9,041
Hardware	10	245	21	2,291

Total revenue	9,613	8,463	26,509	25,544

Cost of Revenue:
Cost of software license revenue	997	477	2,554	1,435
Cost of service and maintenance revenue	1,023	898	3,058	2,375
Cost of hardware revenue	6	121	13	1,375

Total cost of revenue	2,026	1,496	5,625	5,185

Gross profit	7,587	6,967	20,884	20,359

Operating expenses:
Sales and marketing	4,313	3,520	12,895	9,672
Research and development	1,808	2,071	5,567	6,075
General and administrative	1,169	1,178	3,445	3,741

Total operating expenses	7,290	6,769	21,907	19,488

Income (loss) from operations	297	198	(1,023)	871
Interest income, net	19	54	75	89
Other income (expense), net	86	(6)	596	309

Income (loss) before provision for income taxes	402	246	(352)	1,269
Provision for income taxes	1,200	230	2,083	660

Net income (loss)	$(798)	$16	$(2,435)	$609

Basic net income (loss) per share	$(0.03)	$0.00	$(0.10)	$0.03
Diluted net income (loss) per share	$(0.03)	$0.00	$(0.10)	$0.03
Weighted average common shares outstanding – basic	23,848	23,229	23,811	23,065
Weighted average common shares outstanding – diluted	23,848	24,064	23,811	24,115

The accompanying notes are an integral part of these consolidated financial statements.

ON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$(2,435)	$609
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	680	756
Non-cash impact associated with the revaluation of intercompany loans to foreign subsidiaries (Note 5)	(950)	(347)
Stock-based compensation expense	39	63
Provision for sales returns and allowances	(10)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(1,182)	1,258
Prepaid expenses and other current assets	180	(201)
Accounts payable	(495)	338
Accrued expenses and other liabilities	1,902	10
Deferred revenue	1,833	86

Net cash provided by (used in) operating activities	(438)	2,552

Cash Flows from Investing Activities:
Change in other assets and deposits	10	17
Purchases of property and equipment	(453)	(640)

Net cash used in investing activities	(443)	(623)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	131	195
Proceeds from the sale of stock under the Employee Stock Purchase Plan	143	75
Proceeds from the exercise of warrants	—	6
Principal repayments on capital lease obligations	(35)	—

Net cash provided by financing activities	239	276

Effect of exchange rates on cash and cash equivalents	749	500

Net increase in cash and cash equivalents	107	2,705
Cash and cash equivalents, beginning of period	13,636	9,767

Cash and cash equivalents, end of period	$13,743	$12,472

The accompanying notes are an integral part of these consolidated financial statements.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by ON Technology Corporation (together with its consolidated subsidiaries, the “Company”) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments and accruals, consisting only of normal and recurring adjustments, which management considers necessary for a fair presentation of financial position as of September 30, 2003 and results of operations for the three and nine months ended September 30, 2003 and September 30, 2002. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The December 31, 2002 balance sheet is derived from audited financial statements and these financial statements do not include all related required disclosures. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

For all periods presented, the Company operated in one reportable segment.

At September 30, 2003, the Company had no line of credit arrangement.

2. Accounting for Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred stock-based compensation, which is then amortized over the vesting period of the options. The Company reverses any remaining deferred stock-based compensation associated with options issued at below fair market value upon the cancellation of such options for terminated employees. The Company follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) for employee awards. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(798)	$16	$(2,435)	$609
Add-back: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	13	21	39	63
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(894)	(569)	(2,652)	(1,707)

Pro forma net loss	$(1,679)	$(532)	$(5,048)	$(1,035)

Net income (loss) per share:
Basic–as reported	$(0.03)	$0.00	$(0.10)	$0.03
Basic–pro forma	$(0.07)	$(0.02)	$(0.21)	$(0.04)
Diluted–as reported	$(0.03)	$0.00	$(0.10)	$0.03
Diluted–pro forma	$(0.07)	$(0.02)	$(0.21)	$(0.04)

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

3. Concentration of Credit Risk

The financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two highly rated financial institutions. For the quarters ended September 30, 2003 and 2002, international revenue was 77% and 82%, respectively, of total revenue. For the nine months ended September 30, 2003 and 2002, international revenue was 81% and 71%, respectively, of total revenue. The Company typically experiences increased collection times of up to 30 days on international sales.

During the three months ended September 30, 2003, one customer represented 10.2% of the Company’s total revenue; during the three months ended September 30, 2002, no customer represented more than 10% of the Company’s total revenue.

During the nine months ended September 30, 2003, no single customer represented more than 10% of the Company’s total revenue; during the nine months ended September 30, 2002, one customer accounted for 12.4% of the Company’s total revenue.

As of September 30, 2003, one customer represented 14.0% of the Company’s accounts receivable; at December 31, 2002, no single customer represented more than 10% of the Company’s accounts receivable.

4. Comprehensive Income (Loss)

Total comprehensive loss was $808 and $2,524 for the three and nine months ended September 30, 2003, respectively; and total comprehensive income was $90 and $860 for the three and nine months ended September 30, 2002, respectively. Total comprehensive income (loss) consists of net income (loss) and the net change in the foreign currency translation adjustment, included in accumulated other comprehensive income, which is presented separately as a component of stockholders’ equity.

5. Foreign Currency Transaction Gains

During the three months ended September 30, 2003 and 2002, the Company recorded a net foreign exchange gain of $86 and a net foreign exchange loss of $6, respectively. For the nine months ended September 30, 2003 and 2002, the Company recorded a net foreign exchange gain of $605 and $310, respectively. These amounts primarily resulted from revaluing intercompany loans to foreign subsidiaries denominated in foreign currencies, U.S. dollar-denominated debt at a foreign subsidiary, and a foreign subsidiary investment in U.S. dollars. The net foreign exchange transaction gains are included in other income (loss), net in the accompanying consolidated statement of operations. As of September 30, 2003, the Company had not entered into any foreign currency contracts to hedge the exposure of movements in foreign currency.

6. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. For the three and nine months ended September 30, 2003 and 2002, certain stock options and warrants have been excluded from the diluted weighted average shares outstanding calculation, as their effect would be anti-dilutive. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, only potential common shares with exercise prices in excess of the Company’s average common stock fair value during the related period are considered anti-dilutive.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basic and diluted net income (loss) per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(798)	$16	$(2,435)	$609

Weighted average shares outstanding - basic	23,848	23,229	23,811	23,065
Weighted average potential common stock	—	835	—	1,050

Weighted average shares outstanding - diluted	23,848	24,064	23,811	24,115

Basic net income (loss) per share	$(0.03)	$0.00	$(0.10)	$0.03
Diluted net income (loss) per share	$(0.03)	$0.00	$(0.10)	$0.03
Securities that were not included in diluted weighted average shares outstanding are as follows:
Common stock options and warrants	4,053	3,514	3,987	3,029

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

The Company has identified the following guarantees for which it believes no liabilities are required to be recorded at September 30, 2003:

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

The Company enters into standard indemnification agreements with its customers, whereby it indemnifies them for certain acts, such as personal injury or property damage caused by Company personnel or by the Company’s subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

9. Income Taxes

The Company recorded tax provisions of $1,200 and $2,083 during the three and nine months ended September 30, 2003, respectively, and $230 and $660 for the three and nine months ended September 30, 2002, respectively. The tax provisions recorded in each of these periods principally reflect income taxes owed by the Company’s profitable foreign operations; no tax benefit was recorded in any period for losses in the United States.

10. Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. In May 2003, as a result of questions raised regarding applicability of EITF 00-21 to software revenue recognition arrangements, the EITF reached a consensus regarding the application of the provisions of SOP 97-2 to arrangements containing software deliverables and non-software deliverables. The consensus reached in May 2003 was confirmed in July 2003 and was issued as Issue 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (“EITF 03-05”). EITF 03-05 concludes that software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality (e.g. computer hardware). Elements included in arrangements that do not qualify as software-related elements are to be accounted for under the guidance of EITF 00-21 and not SOP 97-2. Adoption of EITF 03-05 would require a cumulative catch-up adjustment and may be applied to new revenue arrangements entered into after the beginning of an entity’s next reporting period beginning after August 13, 2003. The Company’s multiple element arrangements fall within the scope of SOP 97-2 therefore, the adoption of EITF 00-21 and EITF 03-05 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”) which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, however certain elements of SFAS No. 150 have been deferred. The adoption of the provisions of SFAS No. 150 not deferred did not have a material impact on the Company’s financial position or results of operations and the Company does not expect the adoption of the deferred elements of SFAS No. 150 to have a material impact on its financial position or results of operations.

ON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Additionally, companies with significant investments in variable interest entities, even if not required to consolidate the variable interest entity, have enhanced disclosure requirements. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

11. Subsequent Events

On October 27, 2003, the Company and Symantec Corporation (“Symantec”) announced the signing of an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of Symantec will merge with and into the Company, and the Company will become a wholly owned subsidiary of Symantec.

Pursuant to the Agreement and Plan of Merger, each outstanding share of the Company’s common stock will be exchanged for the right to receive $4.00 in cash, and each outstanding vested option to purchase Company common stock shall entitle the holder thereof to receive an amount in cash equal to the excess, if any, of $4.00 less the per share exercise price of the option. The merger is subject to several conditions, including approval by the Company’s stockholders, the expiration of applicable waiting periods under antitrust laws and other customary conditions. The Company anticipates that the merger will be completed prior to March 2004.

In the event the merger is not completed, under certain circumstances, the Company could be required to pay Symantec a termination fee of approximately $3.1 million and/or provide reimbursement to Symantec for certain transaction costs incurred by them.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ON Technology Corporation and its subsidiaries (“ON”, the “Company”, “Our” or “We”) provide remote software management solutions for desktops, mobile PCs, handhelds, retail POS devices, and servers. Our products, ON Command CCM® and ON iCommand™, are used by enterprise IT organizations and service providers to rapidly deliver business-critical software over corporate networks. Our products are designed to reduce operational costs while enhancing both IT productivity and end-user satisfaction.

At September 30, 2003, we had approximately 200 employees worldwide, of which approximately 125 were located in Europe. Our headquarters is located in Waltham, Massachusetts and our main European office is located in Starnberg, Germany. For the quarter ended September 30, 2003, software license and service and maintenance revenue in the United States accounted for approximately 23% of total revenue compared to 18% for the same period in 2002. For the nine months ended September 30, 2003, software license and service and maintenance revenue in the United States accounted for approximately 19% of total revenue compared to 29% for the same period in 2002.

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

Recent Events

On October 27, 2003, the Company and Symantec Corporation (“Symantec”) issued a joint press release announcing that they have signed an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of Symantec will merge with and into the Company, and the Company will become a wholly owned subsidiary of Symantec. Pursuant to the Agreement and Plan of Merger, each outstanding share of the Company’s common stock will be exchanged for the right to receive $4.00 in cash, and each outstanding vested option to purchase Company common stock shall entitle the holder thereof to receive an amount in cash equal to the excess, if any, of (1) $4.00 over (2) the per share exercise price of the option. The merger is subject to several conditions, including approval by the Company’s stockholders, the expiration of applicable waiting periods under antitrust laws and other customary conditions. The Company anticipates that the merger will be completed prior to March 2004. The Company filed a Current Report on Form 8-K with respect to the proposed merger on October 27, 2003. For a description of certain risks related to the proposed merger with Symantec, see “Certain Factors That May Affect Future Results” below.

The Company intends to file a Proxy Statement and other relevant documents concerning the proposed merger with Symantec with the Securities and Exchange Commission (the “SEC”) as soon as possible. Company stockholders are urged to read the Proxy Statement and any other relevant documents filed with the SEC when they become available, as they will contain important information. Investors can obtain free copies of the Proxy Statement and other documents when they become available by contacting the Company at the address set forth on the first page of this Quarterly Report on Form 10-Q. In addition, documents filed with the SEC by the Company will be available free of charge at the SEC web site (http://www.sec.gov).

Information regarding the identity of the persons who may, under the rules of the SEC, be deemed to be participants in the solicitation of the Company’s stockholders in connection with the proposed merger, and their interests in the solicitation, will be set forth in Proxy Statement that will be filed by the Company with the SEC.

Accounting Policies

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

Under our maintenance and support arrangements, we offer unspecified upgrades and enhancements on software products only on a when-and-if-available basis. Typically, we do not contract in advance for specified upgrades, enhancements or additional software products. In arrangements where we agree to provide additional products, specified upgrades or enhancements, we allocate revenue from the entire arrangement first to any undelivered elements including the specified future deliverables, professional services and the maintenance and support arrangement, based on the fee charged when products are sold separately. The remainder of the contract value is allocated to software licenses. We defer recognition of revenue allocated to the specified future deliverable until delivery has occurred and any remaining contractual terms relating to that element have been met. In situations where fair value does not exist for all elements to be delivered under the arrangement, we defer all revenue from the arrangement until the earlier of the date when all elements have been delivered or fair value exists for all undelivered elements. We do not offer rights of return to our customers. In situations where negotiated contracts require limited rights of return or contain acceptance criteria, we do not recognize revenue until all significant obligations have been delivered and accepted by the client.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $22.7 million as of September 30, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of U.S. net operating loss carryforwards before they expire. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

The net deferred tax asset as of September 30, 2003 was $1.1 million, net of the aforementioned valuation allowance of $22.7 million, which relates to certain foreign deferred tax assets deemed more likely than not to be realizable.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenue:
Net software license	56.7%	56.5%	54.2%	55.6%
Service and maintenance	43.2%	40.6%	45.7%	35.4%
Hardware	0.1%	2.9%	0.1%	9.0%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Cost of software license revenue	10.4%	5.6%	9.6%	5.6%
Cost of service and maintenance revenue	10.6%	10.6%	11.5%	9.3%
Cost of hardware revenue	0.1%	1.5%	0.1%	5.4%

Total cost of revenue	21.1%	17.7%	21.2%	20.3%

Gross profit	78.9%	82.3%	78.8%	79.7%

Operating expenses:
Sales and marketing	44.8%	41.6%	48.6%	37.9%
Research and development	18.8%	24.5%	21.0%	23.8%
General and administrative	12.2%	13.9%	13.0%	14.6%

Total operating expenses	75.8%	80.0%	82.6%	76.3%

Income (loss) from operations	3.1%	2.3%	(3.8)%	3.4%
Interest income, net	0.2%	0.7%	0.3%	0.4%
Other income (expense), net	0.9%	(0.1)%	2.2%	1.2%

Income (loss) before provision for income taxes	4.2%	2.9%	(1.3)%	5.0%
Provision for income taxes	12.5%	2.7%	7.9%	2.6%

Net income (loss)	(8.3)%	0.2%	(9.2)%	2.4%

Net Software License Revenue. Net software license revenue is derived from the licensing of proprietary and third party software products. For the three months ended September 30, 2003, this revenue increased $664 thousand, or 14%, from the same period in 2002. This increase was primarily due to an increase in North America software license seats sold of approximately 29,000 over the same period in 2002, primarily due to one large deal for 25,000 seats in the third quarter of 2003. This increase was offset by a decrease in European seats sold of approximately 7,000 over the same period in 2002. The impact of this was reduced by approximately $430 thousand due to the favorable exchange rate impact, resulting from the stronger Euro versus the US Dollar during the third quarter of 2003 versus the same period in 2002. For the nine months ended September 30, 2003, software license revenue modestly increased by $146 thousand, or 1% from the same period in 2002. This slight increase was primarily due to a $2.3 million increase in foreign license sales, of which $1.84 million was due to a favorable exchange rate impact resulting from the stronger Euro versus the US Dollar during the first nine months of 2003 versus the same period in 2002. This increase was offset by reduction in US license revenue of $2.1 million over the same period in 2002 which included three significant deals with license revenue valued at approximately $3 million. For the three and nine months ended September 30, 2003, the US contributed 27% and 18% of overall license revenue, respectively, compared to 11% and 33%, respectively, for the same periods in 2002. The Company expects US license revenue will continue to trend toward 30% of consolidated license revenue for the fourth quarter of 2003.

Service and Maintenance Revenue. Service and maintenance revenue consists of maintenance, training and professional services. This revenue increased by $721 thousand, or 21%, for the three months ended September 30, 2003 as compared to the same period in 2002. The increase was primarily due to an increase in maintenance revenue of $923 thousand, resulting from approximately $280 thousand due to more favorable foreign exchange rates in effect over those for the same period in 2002 and the balance due to an increase in the Company’s customer base. This was partially offset by a decrease in overall consulting and training revenue of $200 thousand, net of $100 thousand in favorable exchange rates, for the three months ended September 30, 2003 over the same period in 2002. Service and maintenance revenue also increased by $3.1 million, or 34%, for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase was primarily due to an increase in maintenance revenue of $2.7 million, of which approximately $1.1 million was due to favorable foreign exchange rates over the same period in 2002 and the balance to an increase in the customer installed base. In addition, overall consulting and training revenue increased $409 thousand in the nine months ended September 30, 2003 over the same period in 2002. This increase was due to approximately $439 thousand in favorable exchange rates over the same period in 2002.

Hardware Revenue. For the three months ended September 30, 2003, hardware sales to one European customer decreased to $10 thousand, compared with $245 thousand for the same period in 2002. For the nine months ended September 30, 2003, hardware sales decreased to $21 thousand, compared with $2.3 million for the same period in 2002. As previously reported, hardware sales have diminished significantly from the prior year because our single hardware customer is now dealing with its supplier directly. The Company expects minimal hardware revenue in the future.

Cost of Software License Revenue. Cost of software license revenue consists primarily of expenses associated with product documentation, production and fulfillment costs, and royalty and license fees associated with products that are licensed from third party developers. Cost of software license revenue, as a percentage of like revenue, was 18.3% and 10.0% for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, cost of software license revenue, as a percentage of like revenue, was 17.8% and 10.1%, respectively. These percentage increases were primarily due to higher costs during 2003 resulting from increased third party license sales over 2002 of $359 thousand and $814 thousand, respectively, resulting in a less favorable product mix.

Cost of Service and Maintenance Revenue. Cost of service and maintenance revenue consists primarily of expenses associated with direct consulting and training costs as well as costs of our help desk and fees paid to third parties based on new customer maintenance or renewals. Cost of service and maintenance, as a percentage of like revenue, was 24.6% and 26.1% for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, cost of service and maintenance, as a percentage of like revenue, was 25.2% and 26.3%, respectively. This decrease in cost of sales was primarily attributable to an improved services mix due to the growth in higher margin maintenance revenue of approximately $923 thousand and $2.7 million, respectively, for the three and nine months ended September 30, 2003 compared to the same periods in 2002. This higher margin associated with maintenance revenue was partially offset by higher consulting utilizations, resulting in increased costs allocated to cost of maintenance revenue, and an increase in fees associated with third party maintenance renewals of $42 thousand and $154 thousand, respectively, for the three and nine months ended September 30, 2003 versus the same periods in 2002.

Cost of Hardware Revenue. Cost of hardware revenue consists of the expense of acquiring hardware for European hardware sales. Cost of hardware was $6 thousand and $121 thousand for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, cost of hardware was $13 thousand and $1.4 million, respectively. These decreases were due to the expected decrease in hardware sales.

Sales and Marketing Expense. Sales and marketing expense primarily consists of compensation paid to sales and marketing personnel, the costs of direct mail and telemarketing campaigns and the costs of product trials requested by potential customers. Sales and marketing expense also includes the costs of trade shows, seminars, conferences, travel, telephone, and information technology costs associated with sales activities. Sales and marketing expense increased $793 thousand for the three months ended September 30, 2003, over the comparable period in 2002. The increased spending is primarily due to an increase in compensation expenses of $782 thousand as a result of six new employees over September 30, 2002 levels and the annualized impact of the thirteen sales employees hired in 2002 and the strengthening Euro’s impact on overseas salaries in 2003. Additionally, corresponding travel expenses and allocated overhead costs increased by $183 thousand and $125 thousand, respectively, for the three months ended September 30, 2003, over the comparable period in 2002. A decrease of $233 thousand in marketing activities due to current year expense controls partially offset these increases. For the nine months ended September 30, 2003, sales and marketing expense increased $3.2 million over the comparable period in 2002. The increased spending is primarily due to an increase in compensation and recruiting expenses of $2.6 million, along with a corresponding increase in travel expenses of $633 thousand, as a result of the aforementioned personnel increase, and an increase in allocated overhead costs of $362 thousand due to an increase in sales locations. A decrease of $283 thousand in marketing activities partially offset these increases.

Research and Development Expense. Research and development expense includes costs associated with the development of new products, the enhancement of existing products and costs associated with providing indirect technical support, training and consulting, as well as certain information technology costs. Research and development expenses decreased $263 thousand for the three months ended September 30, 2003, over the comparable period in 2002. The decrease was primarily due a $224 thousand reduction in allocated overhead expenses, due primarily to the new US office lease executed in late 2002. For the nine months ended September 30, 2003, research and development expenses decreased $508 thousand, over the comparable period in 2002. The decrease was primarily due to a reduction in allocated overhead expenses of $580 thousand, due primarily to the new US office lease executed in late 2002, partially offset by an increase in travel and entertainment expenses of $101 thousand. For both periods, increases in salary expenses due to the six incremental hires were principally offset by an increase in costs allocable to cost of services due to increased employee utilization on customer projects.

General and Administrative Expense. General and administrative expense includes executive compensation and the administrative expense associated with our foreign operations, executive support costs, accounting operations, planning, investor relations, other public company costs, bad debt expense, and business development activities. General and administrative expense were flat at $1.2 million during the three months ended September 30, 2003 compared to the same period in 2002. For the quarter ended September 30, 2003, the Company incurred an increase in bad debt charges of $86 thousand and a reduction in professional fees of $109 thousand over the same period in 2002.

For the nine months ended September 30, 2003 and 2002, general and administrative expense decreased $296 thousand principally due to decreased professional fees of $332 thousand and a favorable change in the bad debt provision of $123 thousand, due to a second quarter recovery of $185 thousand. This was partially offset by $123 thousand in higher allocated costs, principally due to increased support for our growing operations in Switzerland and the United Kingdom.

Interest Income, Net. For the three months ended September 30, 2003, interest income, net decreased $35 thousand from the same period in 2002 while the overall cash balances increased slightly over the same period due to lower investment yields. For the nine months ended September 30, 2003, interest income, net decreased by $14 thousand due to lower investment yields partially in 2003 from the same period in 2002. The interest income in 2002 is net of a $30 thousand interest assessment related to a routine tax examination.

Other Income, Net. Other income, net for the three months ended September 30, 2003 consisted primarily of $88 thousand of non-cash foreign currency transaction gains, due to the strengthening Euro’s impact on intercompany balances, net of exchange losses on US dollars held in overseas subsidiaries. Other income, net for the third quarter in 2002 consisted primarily of a net $5 thousand non-cash expense also due primarily to the exchange rate impact on temporary intercompany obligations.

For the nine months ended September 30, 2003, other income, net consisted primarily of $950 thousand of non-cash foreign currency transaction gains due primarily to the strengthening Euro’s impact on intercompany balances net of a $320 thousand exchange loss on US dollars held in overseas subsidiaries. For the nine months ended September 30, 2002, other income, net consisted primarily of $347 thousand of non-cash foreign currency transaction gains also due primarily to the strengthening Euro’s impact on intercompany balances net of a $45 thousand exchange loss on US dollars held in overseas subsidiaries.

Management continues to evaluate hedging alternatives and is working with its advisors and financial institutions to maintain its strategy of repatriating funds while minimizing realizable foreign exchange losses and income taxes.

Provision for Income Taxes. For the three months ended September 30, 2003 and 2002, the Company recorded income tax provisions of $1.2 million and $230 thousand, respectively, primarily to reflect estimated foreign taxes due by its profitable foreign operations; no tax benefit was recorded on losses in the United States. For the nine months ended September 30, 2003 and 2002, income tax provisions for profitable foreign operations were $2.1 million and $660 thousand, respectively. Taxable income at foreign operations increased in 2003 as a result of currency exchange gains on partial settlement of intercompany balances. Taxable income at foreign operations in 2002 was partially offset by net operating loss carry forwards. The Company continues to work with its tax advisors to develop additional tax strategies to minimize foreign income taxes payable.

Liquidity and Capital Resources

Through 2001, we funded our operations primarily through private and public placements of capital stock and the sale of certain product lines. During 2002, we funded our operations with cash generated from operations. For the first nine months of 2003, we have used $438 thousand of cash in funding our operations while benefiting from the Euro’s increased strength over the dollar to lower our overall use of cash. At September 30, 2003, we had available cash and cash equivalents of $13.7 million and working capital of $7.9 million.

Net cash provided by (used in) operating activities for the nine months ended September 30, 2003 and 2002 was ($438) thousand and $2.6 million, respectively. In 2003, net cash used in operating activities consisted mainly of a net loss of $2.4 million and an increase in accounts receivable of $1.2 million, offset by increases in deferred revenue and accounts payable and accrued expenses of $1.8 million and $1.4 million, respectively. In 2002, net cash provided by operating activities consisted mainly of net income of $609 thousand, depreciation expense of $756 thousand, a decrease in accounts receivable of $1.3 million and an increase in accounts payable and accrued expenses of $348 thousand. This was offset by a non-cash gain on intercompany loan revaluation of $347 thousand.

Net cash used in investing activities for the nine months ended September 30, 2003 and 2002 was $443 thousand and $623 thousand, respectively. Both of these amounts related primarily to the purchase of computer equipment.

Net cash provided by financing activities for the nine months ended September 30, 2003 and 2002 was $239 thousand and $276 thousand, respectively. In 2003, this cash activity resulted from the exercise of stock options of $131 thousand and the sale of stock under the Employee Stock Purchase Plan of $143 thousand, offset by capital lease repayments of $35 thousand. In 2002, the cash proceeds resulted primarily from the exercise of stock options of $195 thousand and the sale of stock under the Employee Stock Purchase Plan of $75 thousand.

For the nine months ended September 30, 2003, we experienced an increase in cash and cash equivalents of $107 thousand compared to an increase in cash and cash equivalents of $2.7 million for the same period in 2002. Management believes that the Company’s available cash resources, including cash and cash equivalents and cash it expects to generate from sales of products and services, will be sufficient to finance presently anticipated operating expenses and capital expenditure requirements at least through the next twelve months. Our future liquidity is, however, dependent on a number of factors, including but not limited to, our ability to reach forecasted sales targets and to maintain current expense levels. There can be no assurance that we will not require additional capital resources during this period of time. If we do require additional capital resources, we may seek to sell additional equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us.

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

OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY THE PROPOSED MERGER WITH SYMANTEC CORPORATION

On October 27, 2003, we issued a joint press release with Symantec Corporation to announce that the parties have signed an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of Symantec will merge with and into the Company, and the Company will become a wholly owned subsidiary of Symantec. Pursuant to the Agreement and Plan of Merger, each outstanding share of our common stock will be exchanged for the right to receive $4.00 in cash, and each outstanding vested option to purchase our common stock shall entitle the holder thereof to receive an amount in cash equal to the excess, if any, of (1) $4.00 over (2) the per share exercise price of the option. The merger is subject to several conditions, including approval by our stockholders, the expiration of applicable waiting periods under antitrust laws and other customary conditions. The Agreement and Plan of Merger also includes certain representations and warranties with respect to the business and operations of the Company. We anticipate that the merger will be consummated prior to March 2004. In connection with the proposed merger, we filed a Current Report on Form 8-K on October 27, 2003.

The announcement of the merger could have an adverse effect on our revenue if customers delay, defer, or cancel purchases pending consummation of the planned merger. Current and prospective customers could be reluctant to purchase our software due to potential uncertainty about the combined company’s product offerings and its support and service of existing products. If our announcement of the merger causes our customers to delay purchase decisions pending consummation of the planned merger, our business, condition (financial or otherwise), prospects and results of operations could be materially adversely affected. In addition, any such delays of orders or related disruptions could cause our quarterly operating results to fall below management’s reported expectations, which could cause a decline in our stock price. Finally, the uncertainty surrounding the proposed merger may cause employee turnover and /or result in increased difficulty in our ability to add new employees to our sales and support organization. Any significant employee turnover or delays in hiring forecasted sales positions could have an adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

IF THE PLANNED MERGER WITH SYMANTEC IS NOT COMPLETED, OUR BUSINESS AND STOCK PRICE MAY BE ADVERSELY AFFECTED

If the planned merger with Symantec is not completed, we could suffer a number of consequences that may adversely affect our business, condition (financial or otherwise) prospects, results of operations and stock price, including the following:

•	we would not realize the benefits we expect from combining with Symantec, including the potentially enhanced financial and competitive position;

•	the market price of our common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a market assumption that the merger will be completed;

•	we could, under certain circumstances, be required to pay Symantec a termination fee of approximately $3.1 million and/or provide reimbursement to Symantec for certain transaction costs incurred by them;

•	we would remain liable for our costs related to the transaction, such as legal, accounting and certain investment banking fees, and we expect these costs to be significant; and

•	activities relating to the merger may divert our management’s attention from our business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur.

WE HAVE EXPERIENCED CASH FLOW DEFICITS IN THE PAST AND MAY EXPERIENCE CASH FLOW DEFICITS IN THE FUTURE.

For nine months ended September 30, 2003, we had an operating loss of $1.0 million. At September 30, 2003, we had an accumulative deficit of $74.0 million. Management’s current 2003 forecast projects that the Company will be profitable from operations for the year. Based upon these assumptions, management believes the Company has sufficient cash to fund its operations for the next twelve months. If the Company is unable to attain forecasted revenue levels and management is unsuccessful in controlling expenses, the Company may have to seek additional external equity or debt financing to continue its operations. There can be no assurance that we will be able to secure such external financing.

OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF GENERAL ECONOMIC AND BUSINESS CONDITIONS.

Our business is subject to the effects of general economic and business conditions. ON’s operating results have been affected by recent unfavorable economic conditions and reduced information technology spending. In addition, the continued fallout from the September 11, 2001 terrorist attacks, U.S. military action in Iraq and Afghanistan and the heavily publicized corporate transgressions and resulting investigations causing investor uncertainty about the integrity of US financial markets have added (or exacerbated) general economic, political and other uncertainties. If economic and market conditions do not improve and these uncertainties continue to exist, ON’s business, condition (financial or otherwise), prospects and results of operations could be materially adversely affected.

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

WE HAVE HISTORICALLY DERIVED A SIGNIFICANT PORTION OF OUR REVENUE FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS

For the three months ended September 30, 2003, one customer accounted for 10.2% of total revenue. For the nine months ended September 30, 2003, no customer accounted for greater than 10%. However, for the twelve months ended December 31, 2002, 2001 and 2000, two customers accounted for $6.2 million (17.8%), $4.3 million (17.7%), and $6.3 million (23.9%) of total revenue, respectively. It is possible that in the future other customers will account for a significant portion of ON’s total revenue. The loss of significant customers could have a material adverse effect on our business, condition (financial or otherwise), prospects and results of operations.

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

OUR RELIANCE ON INTERNATIONAL REVENUE COULD ADVERSELY AFFECT OUR OPERATING RESULTS

For the three and nine months ended September 30, 2003, international revenue was 77% and 81% of total revenue, respectively. For fiscal years 2002, 2001, and 2000, total international revenue from the Company’s foreign subsidiaries and other foreign sources was 73%, 71%, and 65% of total revenue, respectively. We expect that international revenue will continue to constitute a significant portion of our total revenue in the future. Accordingly, a significant percentage of our total revenue may be subject to the risks inherent in international sales, including the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in protecting intellectual property rights, greater difficulty in accounts receivable collection, unexpected changes in legal and regulatory requirements, seasonality due to the slowdown of European business activity in the third quarter and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on our future international license revenue.

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

Our quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond our control. These factors include, among others:

•	our ability to develop, introduce and market new and enhanced versions of our software on a timely basis;

•	market demand for our software, including our latest product, ON iCommand;

•	the size, timing and contractual terms of significant orders;

•	the timing and significance of new software product announcements or releases by ON or our competitors;

•	changes in our pricing policies or those of our competitors;

•	changes in our business strategies;

•	budgeting cycles of our potential customers;

•	changes in the mix of software products and services sold, including increases in third party software sales;

•	reliance on indirect sales forces;

•	changes in the mix of revenues attributable to domestic and international sales and the related rates of exchange;

•	the impact of acquisitions of competitors;

•	seasonal trends;

•	the cancellations of maintenance agreements;

•	product life cycles, software defects and other product quality problems; and

•	personnel changes.

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

We have obtained registrations in the United States for the following trademarks: ON Technology, CCM, ON Command, and ON Command CCM. We have obtained registrations in the European Union and Australia for the following trademarks: ON Technology and ON Command CCM. In Canada, we have obtained trademark registrations for ON Technology and ON Command. Given our relatively limited number of registered trademarks, , we may not be able to prevent a third party from using our trademarks in many foreign jurisdictions. We have not to date registered any of our copyrights.

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

Foreign Currency Risk. International revenue from the Company’s foreign subsidiaries and other foreign sources for the three and nine months ended September 30, 2003 was 77% and 81% of total revenue, respectively. International sales are made primarily from the Company’s subsidiary in Germany and are denominated in the local currency. Accordingly, the Company’s German and other foreign subsidiaries use its local currency as its functional currency. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

Investment Risk. The Company may invest in the future in the equity instruments of privately held companies for business and strategic purposes. However, as of September 30, 2003, the Company holds no such material investments. For these non-quoted investments, the Company’s policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.

Item 4: Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-Q, September 30, 2003

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

(b) Reports on Form 8-K

Report on Form 8-K furnished by the Company on July 31, 2003.

ON TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-Q, September 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TECHNOLOGY CORPORATION

/s/ ROBERT L. DORETTI
Date November 12, 2003	Name:	Robert L. Doretti
	Title:	Chairman, President, and Chief Executive Officer

/s/ STEVEN R. WASSERMAN
Date: November 12, 2003	Name:	Steven R. Wasserman
	Title:	Vice President of Finance, Chief Financial Officer, and Chief Accounting Officer

INDEX TO.

EXHIBITS

EXHIBIT NO.	EXHIBIT TITLE

10.1*#	Amendment Letter to Employment Agreement dated as of June 30, 2003 by and between the Company and Steven Wasserman.

10.2*#	Amendment Letter to Employment Agreement dated as of June 30, 2003 by and between the Company and Ram Sudama.

10.3*#	Amendment Letter to Employment Agreement dated as of June 30, 2003 by and between the Company and Robert P. Nault.

10.4*#	Severance Benefit Letter Agreement, dated as of June 30, 2003, by and between the Company and Paul Demko, Jr.

10.5*#	Amendment Letter to Employment Agreement dated July 1, 2003 by and between the Company and Michael Carey.

31.1#	Section 302 Certification of Chief Executive Officer

31.2#	Section 302 Certification of Chief Financial Officer

32#	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

#	Filed with this report.
*	Management contracts or compensatory plans or arrangements covering executive officers or directors the Company.